Form 10-Q
period 2009-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2009-05-22
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-53591

RIDGEWOOD ENERGY X FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0870318 (I.R.S. Employer Identification No.)

947 Linwood Avenue, Ridgewood, NJ 07450
(Address of principal executive offices) (Zip code)

(800) 942-5550
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

There is no market for the shares. As of May 21, 2009 there are 477.8874 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$13,361	$2,611
Short-term investment in marketable securities	40,021	59,487
Production receivable	182	194
Other current assets	35	102
Total current assets	53,599	62,394
Salvage fund	1,068	1,061
Oil and gas properties:
Unproved properties	2,577	-
Proved properties	3,796	3,666
Less: accumulated depletion and amortization	(1,532)	(803)
Total oil and gas properties, net	4,841	2,863
Total assets	$59,508	$66,318

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,833	$6,386
Accrued expenses	91	102
Total current liabilities	1,924	6,488
Asset retirement obligation	41	41
Total liabilities	1,965	6,529

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(115)	(33)
Accumulated deficit	(520)	(487)
Manager's total	(635)	(520)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(652)	(187)
Accumulated deficit	(24,788)	(23,122)
Shareholders' total	58,178	60,309
Total members' capital	57,543	59,789
Total liabilities and members' capital	$59,508	$66,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2009	2008
Revenue
Oil and gas revenue	$473	$-

Expenses
Depletion and amortization	729	-
Dry-hole costs	903	1,192
Investment fees to affiliate (Note 6)	-	3,513
Management fees to affiliate (Note 6)	477	313
Operating expenses	32	-
General and administrative expenses	115	461
Total expenses	2,256	5,479
Loss from operations	(1,783)	(5,479)

Other income
Interest income	84	88
Net loss	$(1,699)	$(5,391)

Manager Interest
Net loss	$(33)	$(126)

Shareholder Interest
Net loss	$(1,666)	$(5,265)
Net loss per share	$(3,486)	$(13,446)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net loss	$(1,699)	$(5,391)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	729	-
Dry-hole costs	903	1,192
Interest earned on marketable securities	(76)	-
Changes in assets and liabilities:
Decrease in production receivable	12	-
Decrease (increase) in other current assets	67	(71)
Increase in due to operator	28	-
(Decrease) increase in accrued expenses	(11)	451
Increase in due to affiliates	-	886
Net cash used in operating activities	(47)	(2,933)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(8,191)	(565)
Investments in held-to-maturity securities	(40,000)	-
Interest reinvested in salvage fund	(7)	-
Proceeds from the maturity of held-to-maturity investments	59,542	-
Net cash provided by (used in) investing activities	11,344	(565)

Cash flows from financing activities
Distributions paid	(547)	-
Contributions from shareholders	-	73,934
Syndication costs paid	-	(7,320)
Net cash (used in) provided by financing activities	(547)	66,614

Net increase in cash and cash equivalents	10,750	63,116

Cash and cash equivalents, beginning of period	2,611	-

Cash and cash equivalents, end of period	$13,361	$63,116

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.   Organization and Purpose

The Ridgewood Energy X Fund, LLC (the “Fund”), a Delaware limited liability company, was formed on August 30, 2007 and operates pursuant to a limited liability company agreement (the “LLC Agreement”) dated as of January 2, 2008 by and among Ridgewood Energy Corporation (the “Manager”) and the shareholders of the Fund.  The Fund was organized to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico.

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At March 31, 2009, bank balances exceeded federally insured limits by $12.8 million, of which $12.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2009, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured during this period.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments, which mature in August 2009, that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.  Unrealized gains or losses on available-for-sale securities are reported in other comprehensive income until realized.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.0 million, which matures in August 2013.

Interest earned on the account will become part of the salvage fund.  There are no legal restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners.  The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

The successful efforts method of accounting for oil and gas producing activities is followed.  Acquisition costs are capitalized when incurred.  Other oil and gas exploration costs, excluding the costs of drilling exploratory wells, are charged to expense as incurred.  The costs of drilling exploratory wells are capitalized pending the determination of whether the wells have discovered proved commercial reserves.  If proved commercial reserves have not been found, exploratory drilling costs are expensed to dry-hole expense.  Costs to develop proved reserves, including the costs of all development wells and related facilities and equipment used in the production of oil and gas, are capitalized.  Expenditures for ongoing repairs and maintenance of producing properties are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.  The Manager does not currently intend to sell any of the Fund’s property interests.

Capitalized acquisition costs of producing oil and gas properties are depleted by the units-of-production method.

As of March 31, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.8 million and $6.3 million respectively, related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in a well or a project requires it to make a payment to the seller for the Fund’s rights, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation.  The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are reclassified to unproved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$41	$-
Liabilities incurred	-	40
Liabilities settled	-	-
Accretion expense	-	1
Balance, end of period	$41	$41

As indicated above, the Fund maintains a salvage fund to provide for the funding of future asset retirement obligations.

Syndication Costs
Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition and Imbalances
Oil and gas revenues are recognized when oil and gas is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

The Fund uses the sales method of accounting for gas production imbalances.  The volumes of gas sold may differ from the volumes to which the Fund is entitled based on its interests in the properties.  These differences create imbalances that are recognized as a liability only when the properties’ estimated remaining reserves net to the Fund will not be sufficient to enable the underproduced owner to recoup its entitled share through production.  The Fund’s recorded liability, if any, would be reflected in other liabilities.  No receivables are recorded for those wells where the Fund has taken less than its share of production.  At March 31, 2009 and December 31, 2008, there were no material oil or gas balancing arrangements between the Fund and other working interest owners.

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to “fair value,” which is determined using net discounted future cash flows from the producing property. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term.  If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

Depletion and Amortization
Depletion and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs.  The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs, the costs to acquire proved properties and platform and pipeline costs.

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion and amortization, which are allocated 99% to shareholders and 1% to the Manager.

3.   Recent Accounting Standards

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting,” amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS No. 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The new standard also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FAS 157-2”). FAS 157-2 delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS No. 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS No. 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2009 the Fund had no capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the three months ended March 31, 2009 and the year ended December 31, 2008.

	March 31, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$-	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	2,577	3,625
Reclassifications to proved properties based on
the determination of proved reserves	-	(3,625)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$2,577	$-

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs, inclusive of plug and abandonment expenses, are detailed in the following table.

	Three months ended March 31,
Lease Block	2009	2008
	(in thousands)
South Timbalier 287	$903	$-
South Marsh Island 213	-	1,192
	$903	$1,192

5.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $8 thousand to $16 thousand per share.  The Fund began making distributions to eligible early investors in December 2008.

The Manager determines whether available cash from operations, as defined in the LLC Agreement, will be distributed. Such distributions are allocated 85% to the shareholders and 15% to the Manager, as required by the LLC Agreement.

Available cash from dispositions, as defined in the LLC Agreement, will be paid 99% to shareholders and 1% to the Manager until the shareholders have received total distributions equal to their capital contributions.  After shareholders have received distributions equal to their capital contributions, 85% of available cash from dispositions will be distributed to shareholders and 15% to the Manager.

6.   Related Parties

In 2008, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions, payable to the Manager.  Fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred.  For the three months ended March 31, 2008, investment fees were $3.5 million.

In 2008, the Fund incurred an offering fee, payable to the Manager, totaling $3.3 million, which approximated 3.5% of capital contributions directly related to the offer and sale of shares of the Fund.  Such offering fee is included in syndication costs of $11.1 million.

In 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid commissions and placement fees for shares sold of the Fund of $0.1 million and $0.9 million, respectively, which are reflected in syndication costs.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2009 and 2008 were $0.5 million and $0.3 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At March 31, 2009 and December 31, 2008 the Fund had a receivable from the Manager of $22 thousand and $17 thousand, respectively, which was included in other current assets.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At March 31, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value due to their short-term nature.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2009, the Fund had committed to spend an additional $28.6 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are forward-looking statements based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will likely result,” and similar expressions.  Examples of such events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its Registration Statement on Form 10.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 30, 2007 to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager.  As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations. The Fund’s primary investment objective is to generate cash for distribution to its shareholders through the acquisition of “working interests” in the exploration, production and sale of oil and natural gas.

The Manager performs certain duties on the Fund’s behalf including the evaluation of potential projects for investment and ongoing management, administrative and advisory services associated with these projects. For these services, the Manager receives an annual management fee equal to 2.5% of capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, payable monthly.  The Fund does not currently, nor is there any plan to operate any project in which the Fund participates. The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Business Update

The Fund owns working interests and has participated in the drilling of six wells; two have been determined to be successful, one is expected to begin drilling in June 2009, and three have been determined to be dry holes, one of which during 2009.

Future Projects
Luna Project
In August 2008, the Fund acquired a 28.0% working interest in the Luna Project, an exploratory well.  The Luna Project is expected to begin drilling in June 2009 and results are expected in July 2009.  The total estimated budget for the Luna Project is $8.9 million.  As of March 31, 2009, the Fund had not incurred costs related to this well.

Successful Projects
Aspen Project
In July 2008, the Fund acquired a 2.33% working interest in the Aspen Project, an exploratory well.  The Aspen Project was determined to be a success in April 2009.  The well has been temporarily plugged in order to perform the geological and engineering work necessary to optimize additional drilling, which is currently expected to begin after hurricane season, in the fourth quarter of 2009.  Through March 31, 2009, the Fund has spent $2.6 million related to this property, for which the total estimated budget is $22.3 million, which includes two additional wells.

Main Pass 283/279
Well #1
In May 2008, the Fund acquired a 14.0% working interest in the exploratory project Main Pass 283/279 well #1 from W&T Offshore, Inc., the operator.  This project began drilling in April 2008 and was determined to be successful in July 2008.  Production for this well commenced in August 2008.  The Fund has spent $3.8 million related to this property.

Dry Holes
South Timbalier 287
In November 2007, the Fund acquired an 11.0% working interest in the exploratory project South Timbalier 287 from Apache Corporation, the operator.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $11.5 million, of which $0.9 million were incurred during the three months ended March 31, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$473	$-

Expenses
Depletion and amortization	729	-
Dry-hole costs	903	1,192
Investment fees to affiliate	-	3,513
Management fees to affiliate	477	313
Operating expenses	32	-
General and administrative expenses	115	461
Total expenses	2,256	5,479
Loss from operations	(1,783)	(5,479)

Other income
Interest income	84	88
Net loss	$(1,699)	$(5,391)

Three months ended March 31, 2009 compared to the Three months ended March 31, 2008

Overview.  Since inception, the Fund has had one well come onto production, Main Pass 283/279 well # 1 in August 2008, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2009 was $0.5 million.  There was no revenue during the three months ended March 31, 2008, as the Funds first producing well came onto production in August 2008, as discussed above in “Overview”.

Oil sales volumes were approximately 4 thousand barrels at an average price of $39 per barrel for the three months ended March 31, 2009.

Gas sales volumes were 54 thousand mcf at an average price of $4.91 per mcf for the three months ended March 31, 2009.

Oil and gas revenue was related to production for Main Pass 283/279 well # 1, which came onto production in August 2008.

Depletion and Amortization. Depletion and amortization for the three months ended March 31, 2009 was $0.7 million, related to Main Pass 283/279 well # 1.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs, inclusive of plug and abandonment costs, for the three months ended March 31, 2009 and 2008.

	Three months ended March 31,
Lease Block	2009	2008
	(in thousands)
South Timbalier 287	$903	$-
South Marsh Island 213	-	1,192
	$903	$1,192

Investment Fees to Affiliate.   Investment fees for the three months ended March 31, 2008 were $3.5 million consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.  There were no investment fees during the three months ended March 31, 2009.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2009 and 2008 were $0.5 million and $0.3 million, respectively, representing 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  The increase is attributable to the timing of capital contributions during 2008.  At March 31, 2008, the Fund had total capital contributions of $77.4 million.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, related to as detailed in the following table.

Three months ended
March 31, 2009
(in thousands)
Lease operating expense	$28
Geological costs	4
$32

Lease operating expenses for the three months ended March 31, 2009 related to Main Pass 283/279 well # 1.  Geological costs for the three months ended March 31, 2009 related to the Aspen Project.  There were no operating expenses during the three months ended March 31, 2008.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2009	2008
	(in thousands)
Insurance expense	$51	$423
Accounting fees	34	32
Trust fees and other	30	6
	$115	$461

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and director’s and officers’ liability insurance.  Accounting fees represent annual audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended March 31, 2009 was $84 thousand, a $4 thousand decrease from the three months ended March 31, 2008.  The decrease was the result of lower interest rates earned and an overall reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties partially offset by increased capital contributions.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the three months ended March 31, 2009 were $47 thousand, primarily related to revenue receipts of $0.5 million and favorable working capital of $0.1 million, partially offset by management fees of $0.5 million and general and administrative and operating expenses totaling of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2008 were $2.9 million, primarily related to payments of investment and management fees totaling $2.9 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2009 were $11.3 million, primarily related to proceeds from the maturity of held-to-maturity investments of $59.5 million, partially offset by investments in held-to-maturity securities of $40.0 million and capital expenditures for oil and gas properties of $8.2 million.  Additionally, the Fund increased its salvage fund investments by $7 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the three months ended March 31, 2008 were $0.6 million, related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2009 were $0.5 million related to distributions paid.

Cash flows provided by financing activities for the three months ended March 31, 2008 were $66.6 million related to capital contributions received of $73.9 million, partially offset by syndication costs paid of $7.3 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2009, the Fund had committed to spend an additional $28.6 million related to its investment properties.

When the Manager makes a decision to participate in a particular project, it assumes that the well will be successful and allocates enough capital to budget for the completion of that well and the additional development wells and infrastructure anticipated.  If an exploratory well is deemed a dry hole or if it is un-economical, the capital allocated to the completion of that well and to the development of additional wells is then reallocated to a new project or used to make additional investments.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is more than likely, all the capital it will be able to obtain.  The number of projects in which the Fund can invest will naturally be limited, and each unsuccessful project the Fund experiences will reduce its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of management fees, and capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Generally, all or a portion of the management fee is paid from operating income and interest income, although the management fee can be paid out of capital contributions; however, this is not the Fund’s intent.

Distributions are funded from cash flow from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at March 31, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer, pursuant to Securities Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Company and Kathleen P. McSherry, Chief Financial Officer of the Company
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	May 21, 2009			RIDGEWOOD ENERGY X FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 21, 2009
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)