Form 10-Q
period 2009-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2009-07-24
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

There is no market for the shares. As of July 23, 2009 there are 477.8874 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$6,669	$2,611
Short-term investment in marketable securities	40,062	59,487
Production receivable	167	194
Other current assets	3	102
Total current assets	46,901	62,394

Salvage fund	1,075	1,061

Oil and gas properties:
Unproved properties	3,451	-
Proved properties	4,264	3,666
Less: accumulated depletion and amortization	(2,561)	(803)
Total oil and gas properties, net	5,154	2,863

Total assets	$53,130	$66,318

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$2,899	$6,386
Accrued expenses	278	102
Total current liabilities	3,177	6,488

Asset retirement obligation	41	41
Total liabilities	3,218	6,529

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(161)	(33)
Accumulated deficit	(633)	(487)
Manager's total	(794)	(520)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(914)	(187)
Accumulated deficit	(31,998)	(23,122)
Shareholders' total	50,706	60,309

Total members' capital	49,912	59,789

Total liabilities and members' capital	$53,130	$66,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$425	$-	$898	$-

Expenses
Depletion and amortization	1,029	-	1,758	-
Dry-hole costs	5,925	3,412	6,828	4,604
Investment fees to affiliate (Note 6)	-	780	-	4,293
Management fees to affiliate (Note 6)	478	589	955	902
Operating expenses	140	7	172	7
General and administrative expenses	224	106	339	567
Total expenses	7,796	4,894	10,052	10,373

Loss from operations	(7,371)	(4,894)	(9,154)	(10,373)

Other income
Interest income	48	178	132	266

Net loss	$(7,323)	$(4,716)	$(9,022)	$(10,107)

Manager Interest
Net loss	$(113)	$(137)	$(146)	$(263)

Shareholder Interest
Net loss	$(7,210)	$(4,579)	$(8,876)	$(9,844)
Net loss per share	$(15,087)	$(7,153)	$(18,573)	$(20,599)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Six months ended June 30,
	2009	2008

Cash flows from operating activities
Net loss	$(9,022)	$(10,107)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	1,758	-
Dry-hole costs	6,828	4,604
Interest earned on marketable securities	(117)	-
Changes in assets and liabilities:
Decrease in production receivable	27	-
Decrease (increase) in other current assets	99	(64)
Increase in due to operator	165	-
Increase in accrued expenses	176	316
Net cash used in operating activities	(86)	(5,251)

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(1,251)
Capital expenditures for oil and gas properties	(14,529)	(11,061)
Investments in held-to-maturity securities	(40,000)	-
Proceeds from the maturity of held-to-maturity investments	59,542	-
Interest reinvested in salvage fund	(14)	-
Net cash provided by (used in) investing activities	4,999	(12,312)

Cash flows from financing activities
Distributions paid	(855)	-
Contributions from shareholders	-	94,597
Syndication costs paid	-	(11,080)
Net cash (used in) provided by financing activities	(855)	83,517

Net increase in cash and cash equivalents	4,058	65,954

Cash and cash equivalents, beginning of period	2,611	-

Cash and cash equivalents, end of period	$6,669	$65,954

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At June 30, 2009, bank balances exceeded federally insured limits by $4.8 million, of which $4.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

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

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2009, the Fund had a held-to-maturity investment within its salvage fund totaling $1.0 million, which matures in August 2013.

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

As of June 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $2.7 million and $6.3 million respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$41	$-
Liabilities incurred	-	40
Liabilities settled	-	-
Accretion expense	-	1
Balance, end of period	$41	$41

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”), which establishes the FASB Accounting Standards CodificationTM as the source of GAAP to be applied to nongovernmental agencies.  SFAS 168 explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. SFAS 168 will become effective for interim or annual periods ending after September 15, 2009.  SFAS 168 will not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. SFAS 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), which requires quarterly disclosure of information about the fair value of financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” FSP FAS 107-1 and APB 28-1 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”). FSP FAS 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP FAS 115-2 and 124-2 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP FAS 115-2 and 124-2 requires comparative disclosures only for periods ending after initial adoption. FSP FAS 115-2 and 124-2 was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”), which applies under most other accounting pronouncements that require or permit fair value measurements. SFAS 157 provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. SFAS 157 also provides guidance on the methods used to measure fair value and requires expanded disclosures related to fair value measurements.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“SFAS 157-2”).  SFAS 157-2 delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009, which includes applying the provisions of SFAS 157 to (i) other non-financial assets measured at fair value in conjunction with impairment assessments; and (ii) asset retirement obligations initially measured at fair value. The adoption did not have a material impact on the Fund’s balance sheet, statement of operations, or statement of cash flows.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2009 the Fund had no capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the six months ended June 30, 2009 and the year ended December 31, 2008.

	June 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$-	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	3,451	3,625
Reclassifications to proved properties based on
the determination of proved reserves	-	(3,625)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$3,451	$-

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs, inclusive of plug and abandonment expenses, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Luna Project	$5,582	$-	$5,582	$-
South Timbalier 287	323	-	1,226	-
South Marsh Island 213	20	3,412	20	4,604
	$5,925	$3,412	$6,828	$4,604

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

6.   Related Parties

In 2008, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions, payable to the Manager.  Fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred.  For the six months ended June 30, 2008, investment fees were $4.3 million.

In 2008, the Fund incurred an offering fee, payable to the Manager, totaling $3.3 million, which approximated 3.5% of capital contributions directly related to the offer and sale of shares of the Fund.  Such offering fee is included in syndication costs of $11.1 million.

In 2008, Ridgewood Securities Corporation, a registered broker-dealer affiliated with the Manager, was paid commissions and placement fees for shares sold of the Fund totaling $1.0 million which are reflected in syndication costs.

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended June 30, 2009 and 2008 were $0.5 million and $0.6 million, respectively.  Management fees for the six months ended June 30, 2009 and 2008 were $1.0 million and $0.9 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At June 30, 2009 the Fund had no such receivables or payables.  At December 31, 2008 the Fund had a receivable from the Manager of $17 thousand, which was included in other current assets.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At June 30, 2009 and December 31, 2008, the carrying value of cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $18.7 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its Registration Statement on Form 10 filed on March 5, 2009.

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

Business Update

The Fund owns working interests and has participated in the drilling of seven wells; two resulted in discoveries, one is currently drilling and four have been determined to be dry holes, two of which were determined to be dry-holes during 2009.

Discoveries
Aspen Project
In July 2008, the Fund acquired a 2.33% working interest in the Aspen Project, an exploratory well.  The first well of the Aspen Project was determined to be a discovery in April 2009 and a second delineation well began drilling in July 2009.  Results for the second well are expected in October 2009, at which time the operator will evaluate the development plans and determine the economics of the completion.  The Aspen Project is a deepwater well that requires significant infrastructure construction.  Through June 30, 2009, the Fund has spent $3.5 million related to this project, for which the total estimated budget is $22.2 million, which includes two additional wells.

Main Pass 283/279
Well #1
In May 2008, the Fund acquired a 14.0% working interest in the exploratory project Main Pass 283/279 Well #1.  This project began drilling in April 2008 and was determined to be successful in July 2008.  Production for this well commenced in August 2008.  The Fund has spent $4.2 million related to this well.

Dry Holes
Luna Project
In August 2008, the Fund acquired a 28.0% working interest in the Luna Project, an exploratory well.  The Luna Project began drilling in May 2009 and was determined to be an unsuccessful well, or dry-hole, in June 2009.  Dry-hole costs of $5.6 million were incurred during the six months ended June 30, 2009.

South Timbalier 287
In November 2007, the Fund acquired an 11.0% working interest in the exploratory project South Timbalier 287.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $11.8 million, of which $1.2 million were incurred during the six months ended June 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended  June 30, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$425	$-	$898	$-

Expenses
Depletion and amortization	1,029	-	1,758	-
Dry-hole costs	5,925	3,412	6,828	4,604
Investment fees to affiliate	-	780	-	4,293
Management fees to affiliate	478	589	955	902
Operating expenses	140	7	172	7
General and administrative expenses	224	106	339	567
Total expenses	7,796	4,894	10,052	10,373
Loss from operations	(7,371)	(4,894)	(9,154)	(10,373)

Other income
Interest income	48	178	132	266

Net loss	$(7,323)	$(4,716)	$(9,022)	$(10,107)

Overview.  Since inception, the Fund has had one well come onto production, Main Pass 283/279 well # 1 in August 2008, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three and six months ended June 30, 2009 was $0.4 million and $0.9 million, respectively.  There was no revenue during the three and six months ended June 30, 2008, as the Funds producing well, Main Pass 283/279 well # 1, came onto production in August 2008, as discussed above in “Overview”.

Oil sales volumes were approximately 3 thousand barrels at an average price of $56 per barrel for the three months ended June 30, 2009.  Oil sales volumes were approximately 7 thousand barrels at an average price of $46 per barrel for the six months ended June 30, 2009.

Gas sales volumes were 61 thousand mcf at an average price of $3.47 per mcf for the three months ended June 30, 2009.  Gas sales volumes were 115 thousand mcf at an average price of $4.15 per mcf for the six months ended June 30, 2009.  Processing revenue was $43 thousand and $0.1 million for the three and six months ended June 30, 2009, respectively.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2009 was $1.0 million and $1.8 million, respectively, related to Main Pass 283/279 well # 1.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs, inclusive of plug and abandonment costs, for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2009	2008	2009	2008
	(in thousands)
Luna Project	$5,582	$-	$5,582	$-
South Timbalier 287	323	-	1,226	-
South Marsh Island 213	20	3,412	20	4,604
	$5,925	$3,412	$6,828	$4,604

Investment Fees to Affiliate.   Investment fees for the three and six months ended June 30, 2008 were $0.8 million and $4.3 million, respectively, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.  There were no investment fees during the three and six months ended June 30, 2009.

Management Fees to Affiliate.   Management fees for the three months ended June 30, 2009 and 2008 were $0.5 million and $0.6 million, respectively.   Management fees for the six months ended June 30, 2009 and 2008 were $1.0 million and $0.9 million, respectively.  Management fees represent 2.5% of the total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$29	$-	$57	$-
Geological costs	111	7	115	7
	$140	$7	$172	$7

Lease operating expenses for the three and six months ended June 30, 2009 related to Main Pass 283/279 well # 1.  There were no lease operating expenses during the three and six months ended June 30, 2008.  Geological costs for the three and six months ended June 30, 2009 related to the Aspen Project and Main Pass 283/279 well # 1.  Geological costs for the three and six months ended June 30, 2008 related to South Timbalier 287.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$156	$79	$207	$502
Accounting fees	45	27	79	59
Trust fees and other	23	-	53	6
	$224	$106	$339	$567

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2009 was $48 thousand, a $130 thousand decrease from the three months ended June 30, 2008.  Interest income for the six months ended June 30, 2009 was $132 thousand, a $134 thousand decrease from the six months ended June 30, 2008.  The decrease was the result of lower interest rates earned and an overall reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties partially offset by increased capital contributions.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the six months ended June 30, 2009 were $86 thousand, primarily related to revenue receipts of $0.9 million and favorable working capital of $0.2 million, partially offset by management fees of $1.0 million and general and administrative expenses of $0.3 million.

Cash flows used in operating activities for the six months ended June 30, 2008 were $5.3 million, primarily related to payments of investment and management fees totaling $5.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2009 were $5.0 million, primarily related to proceeds from the maturity of investments of $59.5 million, partially offset by investments in held-to-maturity securities of $40.0 million and capital expenditures for oil and gas properties of $14.5 million.  Additionally, the Fund increased its salvage fund investments by $14 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the six months ended June 30, 2008 were $12.3 million, related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2009 were $0.9 million related to distributions paid.

Cash flows provided by financing activities for the six months ended June 30, 2008 were $83.5 million related to capital contributions received of $94.6 million, partially offset by syndication costs paid of $11.1 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2009, the Fund had committed to spend an additional $18.7 million related to its investment properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at June 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Securities Exchange Act Rule 13a-14(a).	Filed herewith.

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of the Fund.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	July 23, 2009			RIDGEWOOD ENERGY X FUND, LLC

		By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 23, 2009
		By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)