Form 10-Q
period 2009-09-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2009-10-27
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

There is no market for the shares. As of October 26, 2009 there are 477.8874 shares outstanding

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$8,555	$2,611
Short-term investment in marketable securities	35,009	59,487
Production receivable	196	194
Other current assets	452	102
Total current assets	44,212	62,394

Salvage fund	1,082	1,061

Oil and gas properties:
Unproved properties	4,380	-
Proved properties	4,004	3,666
Less: accumulated depletion and amortization	(3,413)	(803)
Total oil and gas properties, net	4,971	2,863

Total assets	$50,265	$66,318

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,383	$6,386
Accrued expenses	82	102
Total current liabilities	1,465	6,488

Asset retirement obligation	41	41
Total liabilities	1,506	6,529

Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(209)	(33)
Accumulated deficit	(641)	(487)
Manager's total	(850)	(520)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(1,186)	(187)
Accumulated deficit	(32,823)	(23,122)
Shareholders' total	49,609	60,309

Total members' capital	48,759	59,789

Total liabilities and members' capital	$50,265	$66,318

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenue
Oil and gas revenue	$508	$57	$1,406	$57

Expenses
Depletion and amortization	852	39	2,610	39
Dry-hole costs	-	-	6,828	4,604
Investment fees to affiliate (Note 6)	-	-	-	4,293
Management fees to affiliate (Note 6)	437	563	1,392	1,465
Operating expenses	30	(2)	202	5
General and administrative expenses	60	37	399	604
Total expenses	1,379	637	11,431	11,010

Loss from operations	(871)	(580)	(10,025)	(10,953)

Other income
Interest income	38	271	170	537

Net loss	$(833)	$(309)	$(9,855)	$(10,416)

Manager Interest
Net loss	$(8)	$(75)	$(154)	$(338)

Shareholder Interest
Net loss	$(825)	$(234)	$(9,701)	$(10,078)
Net loss per share	$(1,727)	$(490)	$(20,300)	$(21,089)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Nine months ended September 30,
	2009	2008

Cash flows from operating activities
Net loss	$(9,855)	$(10,416)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depletion and amortization	2,610	39
Dry-hole costs	6,828	4,604
Interest earned on marketable securities	(148)	(212)
Changes in assets and liabilities:
Increase in production receivable	(2)	(48)
Increase in due from affiliates	-	(13)
Decrease (increase) in other current assets	76	(36)
Increase in due to operator	120	-
(Decrease) increase in accrued expenses	(20)	222
Net cash used in operating activities	(391)	(5,860)

Cash flows from investing activities
Capital expenditures for oil and gas properties	(17,095)	(12,048)
Investments in marketable securities	(74,998)	(59,000)
Proceeds from the maturity of investments	99,624	-
Investments in salvage fund	(21)	(1,054)
Net cash provided by (used in) investing activities	7,510	(72,102)

Cash flows from financing activities
Distributions	(1,175)	-
Contributions from shareholders	-	94,698
Syndication costs	-	(11,080)
Net cash (used in) provided by financing activities	(1,175)	83,618

Net increase in cash and cash equivalents	5,944	5,656

Cash and cash equivalents, beginning of period	2,611	-

Cash and cash equivalents, end of period	$8,555	$5,656

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

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2008 financial statements and notes thereto included in the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.  The Fund has assessed the impact of subsequent events through October 26, 2009, the date of the issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, bank deposits may be in excess of federally insured limits.  At September 30, 2009, bank balances exceeded federally insured limits by $3.0 million, of which $2.8 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.  Effective October 2008 through December 31, 2013, federally insured limits have been increased from $0.1 million to $0.25 million for interest bearing deposits.  Additionally, non-interest bearing deposits are fully insured through December 31, 2009, after which they will be included in the $0.25 million limits.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At September 30, 2009, the Fund had short-term investments, which mature in December 2009 and February 2010, that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or a salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2009, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.

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

As of September 30, 2009 and December 31, 2008, amounts recorded in due to operators totaling $1.2 million and $6.3 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$41	$-
Liabilities incurred	-	40
Liabilities settled	-	-
Accretion expense	-	1
Balance, end of period	$41	$41

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the end of each period. If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and gas reserves could change in the near term. If oil and gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.

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

3.   Recent Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification, as the source of GAAP to be applied to nongovernmental agencies. This guidance explicitly recognizes rules and interpretive releases of the SEC under authority of federal securities laws as authoritative GAAP for SEC registrants. It is effective for interim or annual periods ending after September 15, 2009.  The guidance was adopted for the third quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In May 2009, the FASB issued guidance on subsequent events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments, which requires quarterly disclosure of information about the fair value of financial instruments.  The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In April 2009, the FASB issued guidance on the recognition and presentation of other-than-temporary impairments, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This guidance does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this guidance requires comparative disclosures only for periods ending after initial adoption. The guidance was adopted effective for the second quarter of 2009 and did not have a material impact on the Fund’s financial statements.

In September 2006, the FASB issued guidance related to fair value measurements. This guidance provides a common definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants. The FASB also issued guidance on the methods used to measure fair value and required expanded disclosures related to fair value measurements. The Fund adopted this guidance for financial assets and financial liabilities effective January 1, 2008 and for non-financial assets and non-financial liabilities effective January 1, 2009.  The adoption did not have a material impact on the Fund’s financial statements.

In December 2008, the SEC issued Release No. 33-8995, “Modernization of Oil and Gas Reporting” (“Release No. 33-8995”), amending oil and gas reporting requirements under Rule 4-10 of Regulation S-X and Industry Guide 2 in Regulation S-K.  The new requirements provide for consideration of new technologies in evaluating reserves, allow companies to disclose their probable and possible reserves to investors, report oil and gas reserves using an average price based on the prior 12-month period rather than year-end prices, and revise the disclosure requirements for oil and gas operations.  The final rules are effective for fiscal years ending on or after December 31, 2009.  The Fund does not expect the adoption of Release No. 33-8995 to have a material impact on its financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2009 the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.  The following table reflects the net changes in unproved properties for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	September 30, 2009	December 31, 2008
	(in thousands)
Balance, beginning of period	$-	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	4,380	3,625
Reclassifications to proved properties based on
the determination of proved reserves	-	(3,625)
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$4,380	$-

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  Dry-hole costs, inclusive of plug and abandonment expenses, for the nine months ended September 30, 2009 and 2008 are detailed in the following table.   There were no dry-hole costs for the three months ended September 30, 2009 and 2008.

	Nine months ended September 30,
Lease Block	2009	2008
	(in thousands)
Luna Project	$5,582	$-
South Timbalier 287	1,226	-
Main Pass 283/279 well # 2	20	-
South Marsh Island 213	-	4,604
	$6,828	$4,604

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

6.   Related Parties

In 2008, the Fund incurred a one-time investment fee of approximately 4.5% of initial capital contributions, payable to the Manager.  Such fees were payable for services of investigating and evaluating investment opportunities and effecting transactions and were expensed as incurred.  For the nine months ended September 30, 2008, investment fees were $4.3 million.

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

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended September 30, 2009 and 2008 were $0.4 million and $0.6 million, respectively.  Management fees for the nine months ended September 30, 2009 and 2008 were $1.4 million and $1.5 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.  At September 30, 2009, the Fund had no such receivables or payables.  At December 31, 2008, the Fund had a receivable from the Manager of $17 thousand, which was included in other current assets.

None of the compensation paid to the Manager has been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

7.   Fair Value of Financial Instruments

At September 30, 2009 and December 31, 2008, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $6.3 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2009 and December 31, 2008, there were no known environmental contingencies that required the Fund to record a liability.

Insurance Coverage
The Fund is subject to all risks inherent in the exploration for and development of oil and gas. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have an adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Claims made by other funds can reduce or eliminate insurance for the Fund.  During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim relative to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.4 million, based on its estimate of insurance recoveries.  The Fund records receivables for insured losses when the expected insurance proceeds are probable and reasonably estimable.

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

Business Update

The Fund owns working interests and has participated in the drilling of six wells; two resulted in discoveries and four have been determined to be dry holes, two of which were determined to be dry holes during 2009.

Discoveries
Aspen Project
In July 2008, the Fund acquired a 2.33% working interest in Aspen, an exploratory project.  In April 2009, the first well of the Aspen Project found hydrocarbons in three separate zones.  Second and third delineation wells were drilled from July - September 2009.  Once the results from this additional drilling have been analyzed, the operator and working interest owners will evaluate possible development plans and determine the economics of the completion and further drilling.  Aspen is a deepwater project that requires significant infrastructure construction.  Through September 30, 2009, the Fund has spent $4.4 million, net of estimated insurance recoveries, related to this project, for which the total estimated budget is $10.7 million, which includes two additional wells.  During the nine months ended September 30, 2009, the Fund was notified that the operator of the Aspen Project had filed an insurance claim relative to an insurable event that had occurred during the drilling of the Aspen well.  At September 30, 2009, the Fund has recorded a receivable of $0.4 million, based on its estimate of insurance recoveries.

Main Pass 283/279
Well #1
In May 2008, the Fund acquired a 14.0% working interest in the exploratory project Main Pass 283/279 well #1.  This project began drilling in April 2008 and was determined to be successful in July 2008.  Production for this well commenced in August 2008.  The Fund has spent $4.0 million related to this well.

Dry Holes
Luna Project
In August 2008, the Fund acquired a 28.0% working interest in the Luna Project, an exploratory well.  The Luna Project began drilling in May 2009 and was determined to be an unsuccessful well, or dry hole, in June 2009.  Dry-hole costs of $5.6 million were incurred during the nine months ended September 30, 2009.

South Timbalier 287
In November 2007, the Fund acquired an 11.0% working interest in the exploratory project South Timbalier 287.  This project began drilling in March 2008 and was determined to be an unsuccessful well, or dry hole, in January 2009. Dry-hole costs related to this well totaled $11.8 million, of which $1.2 million were incurred during the nine months ended September 30, 2009.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2009 and 2008, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Revenue
Oil and gas revenue	$508	$57	$1,406	$57

Expenses
Depletion and amortization	852	39	2,610	39
Dry-hole costs	-	-	6,828	4,604
Investment fees to affiliate	-	-	-	4,293
Management fees to affiliate	437	563	1,392	1,465
Operating expenses	30	(2)	202	5
General and administrative expenses	60	37	399	604
Total expenses	1,379	637	11,431	11,010
Loss from operations	(871)	(580)	(10,025)	(10,953)

Other income
Interest income	38	271	170	537

Net loss	$(833)	$(309)	$(9,855)	$(10,416)

Overview.  Since inception, the Fund has had one well come onto production, Main Pass 283/279 well # 1 in August 2008, thereby impacting the Fund’s revenue, depletion, amortization and lease operating expenses.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2009 was $0.5 million, a $0.5 million increase from the three months ended September 30, 2008.  The increase is attributable to the impact of increased sales volumes totaling $0.8 million and a $0.1 million increase in NGL revenues, partially offset by the impact of decreased average prices totaling $0.4 million.  Oil and gas revenue for the nine months ended September 30, 2009 was $1.4 million, a $1.3 million increase from the nine months ended September 30, 2008.  The increase is attributable to the impact of increased sales volumes totaling $2.3 million and a $0.2 million increase in NGL revenues, partially offset by the impact of decreased average prices totaling $1.2 million.  The increase in oil and gas revenue and volumes is the result of the timing of the onset of production of Main Pass 283/279 well # 1, as discussed above in “Overview”.

Oil sales volumes were 4 thousand barrels and 3 hundred barrels for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $67 per barrel during the three months ended September 30, 2009 compared to $103 per barrel during the three months ended September 30, 2008.

Oil sales volumes were 11 thousand barrels and 3 hundred barrels for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s oil prices averaged $54 per barrel during the nine months ended September 30, 2009 compared to $103 per barrel during the nine months ended September 30, 2008.

Gas sales volumes were 56 thousand mcf and 4 thousand mcf for the three months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.14 per mcf during the three months ended September 30, 2009 compared to $7.51 per mcf during the three months ended September 30, 2008.

Gas sales volumes were 171 thousand mcf and 4 thousand mcf for the nine months ended September 30, 2009 and 2008, respectively.  The Fund’s gas prices averaged $3.81 per mcf during the nine months ended September 30, 2009 compared to $7.51 per mcf during the nine months ended September 30, 2008.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2009 was $0.9 million and $2.6 million, respectively.  Depletion and amortization for each of the three and nine months ended September 30, 2008 was $39 thousand.  The increase during the three and nine months ended September 30, 2009 as compared to the three and nine months ended September 30, 2008, is attributable to the timing of the onset of production for Main Pass 283 well # 1, as discussed above in “Overview”.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  The following table summarizes dry-hole costs for the nine months ended September 30, 2009 and 2008.  There were no dry-hole costs for the three months ended September 30, 2009 and 2008.

	Nine months ended September 30,
Lease Block	2009	2008
	(in thousands)
Luna Project	$5,582	$-
South Timbalier 287	1,226	-
Main Pass 283/279 well # 2	20	-
South Marsh Island 213	-	4,604
	$6,828	$4,604

Investment Fees to Affiliate.   Investment fees for the nine months ended September 30, 2008 were $4.3 million, consisting of a one-time investment fee paid to the Manager for the service of investigating and evaluating investment opportunities and effecting transactions.  There were no investment fees during the three months ended September 30, 2008 or during the three and nine months ended September 30, 2009.

Management Fees to Affiliate.   Management fees for the three months ended September 30, 2009 and 2008 were $0.4 million and $0.6 million, respectively.   Management fees for the nine months ended September 30, 2009 and 2008 were $1.4 million and $1.5 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Lease operating expense	$30	$-	$87	$-
Geological costs	-	(2)	115	5
	$30	$(2)	$202	$5

Lease operating expense for the three and nine months ended September 30, 2009 related to Main Pass 283/279 well # 1.  There were no lease operating expenses during the three and nine months ended September 30, 2008.  Geological costs for the three and nine months ended September 30, 2009 related to the Aspen Project and Main Pass 283/279 well #1.  Geological costs for the three and nine months ended September 30, 2008 related to South Timbalier 287.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(in thousands)
Insurance expense	$(2)	$(19)	$205	$483
Accounting fees	41	28	120	87
Trust fees and other	21	28	74	34
	$60	$37	$399	$604

Insurance expense represents premiums related to producing well and control of well insurance, which varies dependent upon the number of wells producing or drilling and director’s and officers’ liability insurance.  Accounting fees represent audit and tax preparation fees, quarterly reviews and filing fees incurred by the Fund.  Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2009 was $38 thousand, a $0.2 million decrease from the three months ended September 30, 2008.  Interest income for the nine months ended September 30, 2009 was $0.2 million, a $0.4 million decrease from the nine months ended September 30, 2008.  The decrease was the result of lower interest rates earned and an overall reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties partially offset by increased capital contributions.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows used in operating activities for the nine months ended September 30, 2009 were $0.4 million, primarily related to revenue receipts of $1.4 million and favorable working capital of $0.2 million, partially offset by management fees of $1.4 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million.

Cash flows used in operating activities for the nine months ended September 30, 2008 were $5.9 million, primarily related to payments of investment fees of $4.3 million, management fees of $1.5 million and general and administrative expenses of $0.6 million, partially offset by interest income received of $0.3 million and favorable working capital of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2009 were $7.5 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $99.6 million, partially offset by investments in marketable securities of $75.0 million and capital expenditures for oil and gas properties of $17.1 million.  Additionally, the Fund increased its salvage fund investments by $21 thousand, which consisted of the interest earned on this account.

Cash flows used in investing activities for the nine months ended September 30, 2008 were $72.1 million, primarily related to investments in marketable securities of $59.0 million, capital expenditures for oil and gas properties of $12.0 million, and investments in salvage fund of $1.1 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2009 were $1.2 million related to manager and shareholder distributions.

Cash flows provided by financing activities for the nine months ended September 30, 2008 were $83.6 million related to capital contributions received of $94.7 million, partially offset by syndication costs paid of $11.1 million.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2009, the Fund had committed to spend an additional $6.3 million related to its investment properties.

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

Distributions are funded from available cash from operations, as defined in the Fund’s limited liability company agreement, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and the Fund’s operations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2009 and December 31, 2008 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any such contracts.  No contractual obligations exist at September 30, 2009 and December 31, 2008 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, the Fund carried out an evaluation, under the supervision and with the participation of management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2009.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

On June 22, 2009, Kenneth W. Lang was named President and Chief Operating Officer of the Fund.  Prior to joining the Fund, Mr. Lang was with BP for twenty four years, ultimately serving as Senior Vice President for BP's Gulf of Mexico business and a member of the Board of Directors for BP America, Inc.  Robert E. Swanson, formerly President and Chief Executive Officer of the Fund, will remain Chief Executive Officer of the Fund.

On October 16, 2009, Adrien Doherty, Executive Vice President, notified the Fund that he will resign effective October 30, 2009.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	October 26, 2009	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 26, 2009	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)