Form 10-Q
period 2010-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2010-04-27
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

As of April 27, 2010 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$7,889	$3,248
Short-term investments in marketable securities	19,005	25,022
Production receivable	321	284
Other current assets	11	19
Total current assets	27,226	28,573
Salvage fund	1,096	1,089
Oil and gas properties:
Advances to operators for working interests and expenditures	1,141	2,907
Unproved properties	7,765	4,581
Proved properties	16,598	16,330
Less: accumulated depletion and amortization	(3,981)	(3,677)
Total oil and gas properties, net	21,523	20,141
Total assets	$49,845	$49,803

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$1,579	$777
Accrued expenses	102	264
Total current liabilities	1,681	1,041
Asset retirement obligations	415	412
Total liabilities	2,096	1,453
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(316)	(255)
Accumulated deficit	(624)	(661)
Manager's total	(940)	(916)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(1,791)	(1,442)
Accumulated deficit	(33,138)	(32,910)
Shareholders' total	48,689	49,266
Total members' capital	47,749	48,350
Total liabilities and members' capital	$49,845	$49,803

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2010	2009
Revenue
Oil and gas revenue	$876	$473

Expenses
Depletion and amortization	304	729
Dry-hole costs	167	903
Management fees to affiliate (Note 6)	440	477
Operating expenses	57	32
General and administrative expenses	114	115
Total expenses	1,082	2,256
Loss from operations	(206)	(1,783)

Other income
Interest income	15	84
Net loss	$(191)	$(1,699)

Manager Interest
Net income (loss)	$37	$(33)

Shareholder Interest
Net loss	$(228)	$(1,666)
Net loss per share	$(477)	$(3,486)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
	Three months ended March 31,
	2010	2009

Cash flows from operating activities
Net loss	$(191)	$(1,699)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	304	729
Dry-hole costs	167	903
Accretion expense	3	-
Interest earned on marketable securities	(8)	(76)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(37)	12
Decrease in other current assets	8	67
Increase in due to operator	11	28
Decrease in accrued expenses	(162)	(11)
Net cash provided by (used in) operating activities	95	(47)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(19)	-
Capital expenditures for oil and gas properties	(1,043)	(8,191)
Investments in held-to-maturity securities	(4,000)	(40,000)
Proceeds from the maturity of held-to-maturity investments	10,025	59,542
Investments in salvage fund	(7)	(7)
Net cash provided by investing activities	4,956	11,344

Cash flows from financing activities
Distributions	(410)	(547)
Net cash used in financing activities	(410)	(547)

Net increase in cash and cash equivalents	4,641	10,750
Cash and cash equivalents, beginning of period	3,248	2,611
Cash and cash equivalents, end of period	$7,889	$13,361

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$1,785	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates with operators and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

2.   Summary of Significant Accounting Policies

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2009 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Effective January 1, 2010, the federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At March 31, 2010, the Fund’s bank balances exceeded federally insured limits by $2.5 million, of which $2.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At March 31, 2010, the Fund had short-term held-to-maturity investments of $5.0 million, $10.0 million and $4.0 million, which matured or are maturing in April 2010, May 2010 and August 2010, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.

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

At March 31, 2010 and December 31, 2009, amounts recorded in due to operators totaling $1.5 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the value of its oil and gas properties whenever management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable. Impairments of producing properties are determined by comparing future net undiscounted cash flows to the net book value at the time of the review.  If the net book value exceeds the future net undiscounted cash flows, the carrying value of the property is written down to fair value, which is determined using net discounted future cash flows from the producing property. The Fund provides for impairments on unproved properties when it determines that the property will not be developed or that a permanent impairment in value has occurred.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment. Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.  If oil and natural gas prices decline significantly, even if only for a short period of time, it is possible that write-downs of oil and gas properties could occur.  The Fund had no impairments to its oil and gas properties during the three months ended March 31, 2010 and 2009.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective for the Fund beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Fund’s financial statements.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund December 31, 2011. The adoption of the guidance is not expected to have a material impact on the Fund’s financial statements.

4.   Unproved Properties - Capitalized Exploratory Well Costs

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At March 31, 2010, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year. The following table reflects the net changes in unproved properties for the three months ended March 31, 2010 and the year ended December 31, 2009.

	March 31,	December 31,
	2010	2009
	(in thousands)
Balance, beginning of period	$4,581	$-
Additions to capitalized exploratory well costs
pending the determination of proved reserves	3,184	4,581
Reclassifications to proved properties based on
the determination of proved reserves	-	-
Capitalized exploratory well costs charged to
dry-hole costs	-	-
Balance, end of period	$7,765	$4,581

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, for the three months ended March 31, 2010 and 2009 are detailed in the following table.

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
South Timbalier 287	$159	$903
Other wells	8	-
	$167	$903

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.5 million, respectively.

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

7.   Fair Value of Financial Instruments

At March 31, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $15.6 million related to its investment properties.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

9.   Subsequent Events

The Fund has assessed the impact of subsequent events through the date of issuance of its financial statements, and has concluded that there were no such events that require adjustment to, or disclosure in, the notes to the financial statements.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements.  The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies.  No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2009 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 30, 2007 to acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development stage shallow water or deepwater projects.  However, the Fund is not required to make distributions to shareholders except as provided in the LLC Agreement.

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

Revenues are subject to market pricing for oil and natural gas, which has been extremely volatile, and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Low commodity prices could have an adverse affect on the Fund’s future profitability.

Business Update

Properties

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	Through	Estimated
Lease Block	Interest	March 31, 2010	Budget	Status

Currently Drilling Projects
Targa Project	2.0%	$1,364	$7,781	Drilling commenced February 2010. Results expected April 2010.
Dakota Project	7.5%	$3,070	$4,967	Drilling commended December 2009. Results expected May 2010.
Non-producing Properties
Liberty Project	5.0%	$6,933	$7,921	Completion efforts are ongoing. Production expected July 2010.
Carrera Project	5.0%	$5,144	$7,821	Completion efforts are ongoing. Production expected fourth quarter 2010.
Aspen Project	2.33%	$4,472	$8,033	Drilling a third sidetrack well during second quarter 2010. Will evaluate economics of well completion once sidetrack is completed.
Producing Properties
Main Pass 283/279 well # 1	14.0%	$4,114	$4,114	Production commenced August 2008.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$876	$473

Expenses
Depletion and amortization	304	729
Dry-hole costs	167	903
Management fees to affiliate	440	477
Operating expenses	57	32
General and administrative expenses	114	115
Total expenses	1,082	2,256
Loss from operations	(206)	(1,783)
Other income
Interest income	15	84

Net loss	$(191)	$(1,699)

Overview.  Since inception, the Fund has had one well come onto production, Main Pass 283/279 well # 1 in August 2008.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended March 31, 2010 was $0.9 million, a $0.4 million increase from the three months ended March 31, 2009.  The increase is primarily attributable to the impact of increased sales volumes totaling $0.1 million coupled with the impact of increased average prices totaling $0.3 million.

Oil sales volumes were 4 thousand barrels for each of the three months ended March 31, 2010 and 2009.  The Fund’s oil prices averaged $76 per barrel during the three months ended March 31, 2010 compared to $39 per barrel during the three months ended March 31, 2009.

Gas sales volumes were 77 thousand mcf and 54 thousand mcf for the three months ended March 31, 2010 and 2009, respectively.  The Fund’s gas prices averaged $5.32 per mcf during the three months ended March 31, 2010 compared to $4.51 per mcf during the three months ended March 31, 2009.

The increase in volumes was due to an increase in flow rates during the three months ended March 31, 2010 due to improved well performance.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2010 was $0.3 million, a decrease of $0.4 million from the three months ended March 31, 2009.  The decrease resulted from a decrease in average depletion rates totaling $0.6 million, partially offset by the increase in production volumes totaling $0.2 million.  The decrease in depletion rates was due an increase in reserve estimates.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended March 31,
Lease Block	2010	2009
	(in thousands)
South Timbalier 287	$159	$903
Other wells	8	-
	$167	$903

Management Fees to Affiliate.   Management fees for the three months ended March 31, 2010 and 2009 were $0.4 million and $0.5 million, respectively.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Lease operating expense	$51	$28
Geological costs	3	4
Accretion expense	3	-
	$57	$32

Lease operating expense for the three months ended March 31, 2010 and 2009 related to Main Pass 283/279 well # 1.  The increase was due to an increase in production volume coupled with an increase in the average production cost.  For the three months ended March 31, 2010, the average production cost was $0.42 per mcfe compared to $0.31 per mcfe for the three months ended March 31, 2009.  Geological costs for the three months ended March 31, 2010 and 2009 related to the Targa Project and Aspen Project, respectively.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2010	2009
	(in thousands)
Insurance expense	$63	$51
Accounting fees	38	34
Trust fees and other	13	30
	$114	$115

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended March 31, 2010 was $15 thousand, a $0.1 million decrease from the three months ended March 31, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2010 were $0.1 million, primarily related to revenue received of $0.8 million, partially offset by management fees of $0.4 million, general and administrative expenses of $0.1 million, operating expenses of $0.1 million and unfavorable working capital of $0.1 million.

Cash flows used in operating activities for the three months ended March 31, 2009, were $47 thousand, primarily related to management fees of $0.5 million and general and administrative and operating expenses totaling $0.1 million, partially offset by revenue receipts of $0.5 million and favorable working capital of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the three months ended March 31, 2010 were $5.0 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $10.0 million, partially offset by investments in marketable securities of $4.0 million and capital expenditures for oil and gas properties of $1.1 million, inclusive of advances.

Cash flows provided by investing activities for the three months ended March 31, 2009 were $11.3 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $59.5 million, partially offset by investments in U.S. Treasury securities of $40.0 million and capital expenditures for oil and gas properties of $8.2 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2010 were $0.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2009 were $0.5 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of March 31, 2010, the Fund had committed to spend an additional $15.6 million related to its investment properties.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate any contracts.  No contractual obligations exist at March 31, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT
NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.

31.2	Certification of Kathleen P. McSherry, Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a).	Filed herewith.

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Chief Financial Officer of theFund.
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY X FUND, LLC
Dated:	April 27, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	April 27, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)