Form 10-Q
period 2010-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2010-07-26
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-53591

RIDGEWOOD ENERGY X FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0870318 (I.R.S. Employer Identification No.)

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

As of July 26, 2010 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$9,284	$3,248
Short-term investments in marketable securities	13,005	25,022
Production receivable	341	284
Other current assets	3	19
Total current assets	22,633	28,573
Salvage fund	1,103	1,089
Oil and gas properties:
Advances to operators for working interests and expenditures	108	2,907
Unproved properties	5,592	4,581
Proved properties	17,881	16,330
Less: accumulated depletion and amortization	(4,106)	(3,677)
Total oil and gas properties, net	19,475	20,141
Total assets	$43,211	$49,803

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$953	$777
Accrued expenses	85	264
Total current liabilities	1,038	1,041
Asset retirement obligations	419	412
Total liabilities	1,457	1,453
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(386)	(255)
Accumulated deficit	(641)	(661)
Manager's total	(1,027)	(916)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(2,189)	(1,442)
Accumulated deficit	(38,648)	(32,910)
Shareholders' total	42,781	49,266
Total members' capital	41,754	48,350
Total liabilities and members' capital	$43,211	$49,803

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$813	$425	$1,689	$898

Expenses
Depletion and amortization	125	1,029	429	1,758
Dry-hole costs	5,701	5,925	5,868	6,828
Management fees to affiliate (Note 6)	438	478	878	955
Operating expenses	12	140	69	172
General and administrative expenses	76	224	190	339
Total expenses	6,352	7,796	7,434	10,052
Loss from operations	(5,539)	(7,371)	(5,745)	(9,154)

Other income
Interest income	12	48	27	132
Net loss	$(5,527)	$(7,323)	$(5,718)	$(9,022)

Manager Interest
Net (loss) income	$(17)	$(113)	$20	$(146)

Shareholder Interest
Net loss	$(5,510)	$(7,210)	$(5,738)	$(8,876)
Net loss per share	$(11,530)	$(15,087)	$(12,007)	$(18,573)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(5,718)	$(9,022)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	429	1,758
Dry-hole costs	5,868	6,828
Accretion expense	7	-
Interest earned on marketable securities	(13)	(117)
Changes in assets and liabilities:
(Increase) decrease in production receivable	(57)	27
Decrease in other current assets	16	99
(Decrease) increase in due to operator	(30)	165
(Decrease) increase in accrued expenses	(179)	176
Net cash provided by (used in) operating activities	323	(86)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(108)	-
Capital expenditures for oil and gas properties	(5,317)	(14,529)
Investments in marketable securities	(13,001)	(40,000)
Proceeds from the maturity of investments	25,031	59,542
Interest reinvested in salvage fund	(14)	(14)
Net cash provided by investing activities	6,591	4,999

Cash flows from financing activities
Distributions	(878)	(855)
Net cash used in financing activities	(878)	(855)

Net increase in cash and cash equivalents	6,036	4,058
Cash and cash equivalents, beginning of period	3,248	2,611
Cash and cash equivalents, end of period	$9,284	$6,669

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$(2,907)	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 6 and 8.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At June 30, 2010, the Fund’s bank balances exceeded federally insured limits by $5.1 million, of which $4.6 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2010, the Fund had short-term held-to-maturity investments of $13.0 million, of which $4.0 million matures in August 2010 and $9.0 million matures in December 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.

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

At June 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.9 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

4.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.   Completion efforts are on-going for the Aspen Project and production is expected to commence during the fourth quarter 2011.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court's ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  The Fund has acquired interests in two projects, Diller and Marmalard, for which drilling dates cannot be scheduled until the BOE resumes issuing drilling permits.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera and Aspen projects have been impacted by the moratorium.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Dakota Project	$3,464	$-	$3,464	$-
Targa Project	2,276	-	2,276	-
South Timbalier 287	-	323	159	1,226
Luna Project	(19)	5,582	(19)	5,582
Other wells	(20)	20	(12)	20
	$5,701	$5,925	$5,868	$6,828

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.4 million and $0.9 million for the three and six months ended June 30, 2010, respectively.  Management fees were $0.5 million and $1.0 million for the three and six months ended June 30, 2009, respectively.

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

7.   Fair Value Measurements

At June 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $8.5 million related to its investment properties, of which $4.9 million is expected to be incurred during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	Through	Estimated
Lease Block	Interest	June 30, 2010	Budget	Status
(in thousands)
Non-producing Properties
Carrera Project	5.0%	$5,791	$7,921	Completion efforts are ongoing. Production expected fourth quarter 2010.
Aspen Project	2.33%	$5,259	$7,361	Completion efforts are ongoing. Production expected fourth quarter 2011.
Diller Project	0.75%	$157	$2,481	Acquired interest in May 2010. Drilling estimated to commence January 2011.
Marmalard Project	0.75%	$176	$1,994	Acquired interest in May 2010. Drilling date to be determined.

Producing Properties
Main Pass 283/279 well # 1	14.0%	$4,114	$4,114	Production commenced August 2008.
Liberty Project	5.0%	$7,677	$7,837	Production commenced July 2010.

Dry Holes
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.
Dakota Project	7.5%	$3,464	N/A	Drilling commenced December 2009; dry hole determination May 2010.

On April 20, 2010 in the Gulf of Mexico, as reported in the press, an explosion and fire occurred on the Deepwater Horizon drilling rig, which was engaged related to a BP-operated project, with which the Fund has no affiliation.   As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico.  On June 22, 2010, a federal judge ruled against the U.S. government and lifted the moratorium and the 5th Circuit Court of Appeals recently affirmed the lower court's ruling. However, as of the date of this filing, there have been no deepwater drilling permits issued by the Bureau of Ocean Management, Regulation and Enforcement (“BOE”) (formerly the Minerals Management Service). In compliance with the court’s ruling, the Secretary of the Interior re-issued the moratorium and ordered it in place until the end of November 2010.  The Fund has acquired interests in two projects, Diller and Marmalard, for which drilling dates cannot be scheduled until the BOE resumes issuing drilling permits.  As of the date of this filing, neither the Fund’s producing properties nor the completion efforts for the Carrera and Aspen projects have been impacted by the moratorium.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.  A prolonged interruption may adversely impact the Fund’s financial position, results of operations and cash flows.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$813	$425	$1,689	$898

Expenses
Depletion and amortization	125	1,029	429	1,758
Dry-hole costs	5,701	5,925	5,868	6,828
Management fees to affiliate	438	478	878	955
Operating expenses	12	140	69	172
General and administrative expenses	76	224	190	339
Total expenses	6,352	7,796	7,434	10,052
Loss from operations	(5,539)	(7,371)	(5,745)	(9,154)
Other income
Interest income	12	48	27	132
Net loss	$(5,527)	$(7,323)	$(5,718)	$(9,022)

Overview.  As of June 30, 2010, the Fund has one producing well, Main Pass 283/279 well #1, which commenced production in August 2008.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2010 was $0.8 million, a $0.4 million increase from the three months ended June 30, 2009.  The increase is attributable to the impact of increased average prices totaling $0.2 million coupled with an increase in sales volumes totaling $0.1 million.

Oil sales volumes were 4 thousand barrels and 3 thousand barrels for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $56 per barrel during the three months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 78 thousand mcf and 61 thousand mcf for the three months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.30 per mcf and $3.45 per mcf during the three months ended June 30, 2010 and 2009, respectively.

Oil and gas revenue for the six months ended June 30, 2010 was $1.7 million, a $0.8 million increase from the six months ended June 30, 2009.  The increase is attributable to the impact of increased average prices totaling $0.5 million coupled with an increase in sales volumes totaling $0.3 million

Oil sales volumes were 8 thousand barrels and 7 thousand barrels for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $76 per barrel and $46 per barrel during the six months ended June 30, 2010 and 2009, respectively.

Gas sales volumes were 156 thousand mcf and 115 thousand mcf for the six months ended June 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.75 per mcf and $3.94 per mcf during the six months ended June 30, 2010 and 2009, respectively.

The increase in volumes was due to an increase in flow rates during the three and six months ended June 30, 2010 due to improved well performance.

Depletion and Amortization.  Depletion and amortization for the three and six months ended June 30, 2010 was $0.1 million and $0.4 million, respectively, a decrease of $0.9 million and $1.3 million from the three and six months ended June 30, 2009, respectively.  The decrease in the three month period resulted from a decrease in average depletion rates totaling $1.3 million, partially offset by the increase in production volumes totaling $0.3 million.  The decrease in the six month period resulted from a decrease in average depletion rates totaling $1.9 million, partially offset by the increase in production volumes totaling $0.6 million.  The decrease in depletion rates was due to an increase in reserve estimates.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Dakota Project	$3,464	$-	$3,464	$-
Targa Project	2,276	-	2,276	-
South Timbalier 287	-	323	159	1,226
Luna Project	(19)	5,582	(19)	5,582
Other wells	(20)	20	(12)	20
	$5,701	$5,925	$5,868	$6,828

Management Fees to Affiliate.   Management fees for the three months ended June 30, 2010 and 2009 were $0.4 million and $0.5 million, respectively. Management fees for the six months ended June 30, 2010 and 2009 were $0.9 million and $1.0 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses include the costs of operating and maintaining wells and related facilities, geological costs and accretion expense, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$39	$29	$90	$57
Geological costs	(31)	111	(28)	115
Accretion expense	4	-	7	-
	$12	$140	$69	$172

Lease operating expense relates to Main Pass 283/279 well #1.  The increase was due to an increase in production volume coupled with an increase in the average production cost.  For the three months ended June 30, 2010 and 2009, the average production cost was $0.31 per mcfe and $0.30 per mcfe respectively.  For the six months ended June 30, 2010 and 2009, the average production cost was $0.35 per mcfe and $0.30 per mcfe, respectively.  Geological costs for the three and six months ended June 30, 2010 related to the Liberty, Diller and Marmalard projects.  These costs were offset by a credit received related to Main Pass 283/279 well#1. Geological costs for the three and six months ended June 30, 2009 related to the Aspen Project and Main Pass 283/279 well#1.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$45	$45	$83	$79
Insurance expense	19	156	82	207
Trust fees and other	12	23	25	53
	$76	$224	$190	$339

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

Interest Income.Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended June 30, 2010 was $12 thousand, a $36 thousand decrease from the three months ended June 30, 2009.  Interest income for the six months ended June 30, 2010 was $27 thousand, a $0.1 million decrease from the six months ended June 30, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2010 were $0.3 million, primarily related to revenue received of $1.6 million, partially offset by management fees of $0.9 million, general and administrative expenses of $0.2 million, operating expenses of $0.1 million and unfavorable working capital of $0.2 million.

Cash flows used in operating activities for the six months ended June 30, 2009, were $86 thousand, primarily related to management fees of $1.0 million and general and administrative expenses of $0.3 million, partially offset by revenue received of $0.9 million and favorable working capital of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2010 were $6.6 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $25.0 million, partially offset by investments in U.S. Treasury securities of $13.0 million and capital expenditures for oil and gas properties of $5.4 million, inclusive of advances.

Cash flows provided by investing activities for the six months ended June 30, 2009 were $5.0 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $59.5 million, partially offset by investments in U.S. Treasury securities of $40.0 million and capital expenditures for oil and gas properties of $14.5 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2010 were $0.9 million related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2009 were $0.9 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2010, the Fund had committed to spend an additional $8.5 million related to its investment properties, of which $4.9 million is expected to be incurred during the next twelve months.

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

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which is all the capital it will obtain.  The number of projects in which the Fund can invest will be limited, and each unsuccessful project the Fund experiences reduces its ability to generate revenue and exhaust its capital.  Typically, the Manager seeks an investment portfolio that combines high and low risk exploratory projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	July 26, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 26, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)