Form 10-Q
period 2010-09-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2010-10-29
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________________to____________________________

Commission File No:  000-53591

RIDGEWOOD ENERGY X FUND, LLC
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-0870318 (I.R.S. Employer Identification No.)

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

As of October 28, 2010 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,860	$3,248
Short-term investments in marketable securities	9,007	25,022
Production receivable	872	284
Other current assets	175	19
Total current assets	20,914	28,573
Salvage fund	1,110	1,089
Oil and gas properties:
Advances to operators for working interests and expenditures	771	2,907
Unproved properties	6,223	4,581
Proved properties	18,339	16,330
Less: accumulated depletion and amortization	(4,668)	(3,677)
Total oil and gas properties, net	20,665	20,141
Total assets	$42,689	$49,803

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$313	$777
Accrued expenses	63	264
Total current liabilities	376	1,041
Asset retirement obligations	423	412
Total liabilities	799	1,453
Commitments and contingencies (Note 8)
Members' capital:
Manager:
Distributions	(483)	(255)
Accumulated deficit	(426)	(661)
Manager's total	(909)	(916)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(2,736)	(1,442)
Accumulated deficit	(38,083)	(32,910)
Shareholders' total	42,799	49,266
Total members' capital	41,890	48,350
Total liabilities and members' capital	$42,689	$49,803

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenue
Oil and gas revenue	$2,162	$508	$3,851	$1,406

Expenses
Depletion and amortization	562	852	991	2,610
Dry-hole costs	128	-	5,996	6,828
Management fees to affiliate (Note 6)	402	437	1,280	1,392
Operating expenses	171	30	240	202
General and administrative expenses	134	60	324	399
Total expenses	1,397	1,379	8,831	11,431
Income (loss) from operations	765	(871)	(4,980)	(10,025)

Other income
Interest income	15	38	42	170
Net income (loss)	$780	$(833)	$(4,938)	$(9,855)

Manager Interest
Net income (loss)	$215	$(8)	$235	$(154)

Shareholder Interest
Net income (loss)	$565	$(825)	$(5,173)	$(9,701)
Net income (loss) per share	$1,182	$(1,727)	$(10,825)	$(20,300)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(4,938)	$(9,855)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depletion and amortization	991	2,610
Dry-hole costs	5,996	6,828
Accretion expense	11	-
Interest earned on marketable securities	(19)	(148)
Changes in assets and liabilities:
Increase in production receivable	(588)	(2)
(Increase) decrease in other current assets	(25)	76
(Decrease) increase in due to operator	(29)	120
Decrease in accrued expenses	(201)	(20)
Net cash provided by (used in) operating activities	1,198	(391)

Cash flows from investing activities
Payments to operators for working interests and expenditures	(771)	-
Capital expenditures for oil and gas properties	(7,306)	(17,095)
Investments in marketable securities	(13,001)	(74,998)
Proceeds from the maturity of investments	29,035	99,624
Interest reinvested in salvage fund	(21)	(21)
Net cash provided by investing activities	7,936	7,510

Cash flows from financing activities
Distributions	(1,522)	(1,175)
Net cash used in financing activities	(1,522)	(1,175)

Net increase in cash and cash equivalents	7,612	5,944
Cash and cash equivalents, beginning of period	3,248	2,611
Cash and cash equivalents, end of period	$10,860	$8,555

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to dry-hole costs	$2,907	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits.  Federally insured limits of the Fund’s deposits are $250 thousand per insured financial institution.  At September 30, 2010, the Fund’s bank balances exceeded federally insured limits by $3.7 million, of which $2.5 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund currently has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At September 30, 2010, the Fund had a short-term, held-to-maturity investment of $9.0 million, which matures in December 2010.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At September 30, 2010, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, totaling $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At September 30, 2010 and December 31, 2009, amounts recorded in due to operators totaling $0.3 million and $0.7 million, respectively, related to capital expenditures for oil and gas properties.

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

4.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At September 30, 2010, the Aspen Project had capitalized exploratory well costs in excess of one year.  Completion efforts are ongoing for the Aspen Project and production is expected to commence during the fourth quarter 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs, inclusive of such credits, are detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Dakota Project	$-	$-	$3,464	$-
Targa Project	-	-	2,276	-
South Timbalier 287	113	-	272	1,226
Luna Project	-	-	(19)	5,582
Other wells	15	-	3	20
	$128	$-	$5,996	$6,828

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

6.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees were $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, respectively, and $0.4 million and $1.4 million for the three and nine months ended September 30, 2009, respectively.

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

7.   Fair Value Measurements

At September 30, 2010 and December 31, 2009, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value.

8.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $9.9 million related to its investment properties, of which $3.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2010 and December 31, 2009, there were no known environmental contingencies that required the Fund to record a liability.

In response to the recent oil spill in the Gulf of Mexico, the United States Congress is considering a number of legislative proposals relating to the upstream oil and gas industry both onshore and offshore.  Such proposals could result in significant additional laws or regulations governing the Fund’s operations in the United States, including a proposal to raise or eliminate the cap on liability for oil spill cleanups under the Oil Pollution Act of 1990. Although it is not possible at this time to predict whether proposed legislation or regulations will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Business Update
Information regarding the Fund’s current projects is provided in the following table.

		Total Spent	Total
	Working	Through	Estimated
Lease Block	Interest	September 30, 2010	Budget	Status
		(in thousands)
Non-producing Properties
Carrera Project	5.0%	$7,104	$7,722	Completion efforts are ongoing Production expected January 2011
Aspen Project	2.33%	$5,890	$7,486	Completion efforts are ongoing. Production expected fourth quarter 2011.
Diller Project	0.75%	$157	$4,611	Acquired interest in May 2010. Drilling expected to commence second quarter 2011.
Marmalard Project	0.75%	$177	$3,425	Acquired interest in May 2010. Drilling date to be determined.
Producing Properties
Main Pass 283/279 well # 1	14.0%	$4,114	$4,114	Production commenced August 2008.
Liberty Project	5.0%	$7,485	$7,485	Well completed and production commenced July 2010.
Dry Holes
Targa Project	2.0%	$2,276	N/A	Drilling commenced February 2010; dry hole determination May 2010.
Dakota Project	7.5%	$3,464	N/A	Drilling commenced December 2009; dry hole determination May 2010.

In April 2010, the Deepwater Horizon, which was drilling a BP-operated project in the deepwater of the Gulf of Mexico, sank after an apparent blowout and fire.  As of the date of this filing, the well has been permanently capped and environmental remediation efforts are ongoing.  Neither the Fund nor any operators of the Fund’s projects owns an interest in the affected field.  As a result of the explosion and resultant oil spill, the U.S. government placed a six month moratorium on deepwater drilling operations in the Gulf of Mexico, which has been lifted effective October 12, 2010.  The extent to which these recent events may impact the Fund’s future results is uncertain.  The Fund cannot predict how federal and state authorities will further respond to the incident or whether additional changes in laws and regulations governing oil and gas operations in the Gulf of Mexico will result.  Such changes, if any, may impact the way the Fund conducts business and may increase the Fund’s cost of doing business.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2010 and 2009, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Revenue
Oil and gas revenue	$2,162	$508	$3,851	$1,406

Expenses
Depletion and amortization	562	852	991	2,610
Dry-hole costs	128	-	5,996	6,828
Management fees to affiliate	402	437	1,280	1,392
Operating expenses	171	30	240	202
General and administrative expenses	134	60	324	399
Total expenses	1,397	1,379	8,831	11,431
Income (loss) from operations	765	(871)	(4,980)	(10,025)
Other income
Interest income	15	38	42	170
Net income (loss)	$780	$(833)	$(4,938)	$(9,855)

Overview.  During July 2010, the Liberty Project commenced production.  Prior to July 2010, the Fund had one producing well, Main Pass 283/279 well #1, which commenced production in August 2008.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended September 30, 2010 was $2.2 million, a $1.7 million increase from the three months ended September 30, 2009.  The increase is attributable to the impact of increased average prices totaling $0.9 million coupled with an increase in sales volumes totaling $0.8 million.

Oil sales volumes were 19 thousand barrels and 4 thousand barrels for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $74 per barrel and $67 per barrel during the three months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 105 thousand mcf and 61 thousand mcf for the three months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.55 per mcf and $2.89 per mcf during the three months ended September 30, 2010 and 2009, respectively.

Oil and gas revenue for the nine months ended September 30, 2010 was $3.9 million, a $2.4 million increase from the nine months ended September 30, 2009.  The increase is attributable to the impact of increased average prices totaling $1.3 million coupled with an increase in sales volumes totaling $1.1 million

Oil sales volumes were 28 thousand barrels and 10 thousand barrels for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s oil prices averaged $75 per barrel and $53 per barrel during the nine months ended September 30, 2010 and 2009, respectively.

Gas sales volumes were 266 thousand mcf and 176 thousand mcf for the nine months ended September 30, 2010 and 2009, respectively.  The Fund’s gas prices averaged $4.58 per mcf and $3.58 per mcf during the nine months ended September 30, 2010 and 2009, respectively.

The increase in volumes during the three and nine months ended September 30, 2010 was due to the onset of production of the Liberty Project in July 2010, coupled with an increase in flow rates for Main Pass 283/279 well #1 due to improved well performance.

Depletion and Amortization.  Depletion and amortization for the three and nine months ended September 30, 2010 was $0.6 million and $1.0 million, respectively, a decrease of $0.3 million and $1.6 million from the three and nine months ended September 30, 2009, respectively.  The decrease in the three month period resulted from a decrease in average depletion rates totaling $1.7 million, partially offset by the increase in production volumes totaling $1.4 million.  The decrease in the nine month period resulted from a decrease in average depletion rates totaling $3.7 million, partially offset by the increase in production volumes totaling $2.1 million.  The decrease in depletion rates was due to an increase in reserve estimates.

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

	Three months ended September 30,		Nine months ended September 30,
Lease Block	2010	2009	2010	2009
	(in thousands)
Dakota Project	$-	$-	$3,464	$-
Targa Project	-	-	2,276	-
South Timbalier 287	113	-	272	1,226
Luna Project	-	-	(19)	5,582
Other wells	15	-	3	20
	$128	$-	$5,996	$6,828

Management Fees to Affiliate.   Management fees for each of the three months ended September 30, 2010 and 2009 were $0.4 million.  Management fees for the nine months ended September 30, 2010 and 2009 were $1.3 million and $1.4 million, respectively.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Lease operating expense	$158	$30	$248	$87
Geological costs	9	-	(19)	115
Accretion expense	4	-	11	-
	$171	$30	$240	$202

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  For the three months ended September 30, 2010 and 2009, the average production cost was $0.60 per mcfe and $0.30 per mcfe, respectively.  For the nine months ended September 30, 2010 and 2009, the average production cost was $0.47 per mcfe and $0.30 per mcfe, respectively.  Geological costs for the three and nine months ended September 30, 2010 related to the Aspen, Liberty, Diller and Marmalard projects, which were offset by a credit received during second quarter 2010 related to the Main Pass 283/279 well#1. Geological costs for the three and nine months ended September 30, 2009 related to the Aspen Project and Main Pass 283/279 well#1.  Accretion expense is related to the asset retirement obligations established for the Fund’s proved properties.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(in thousands)
Accounting fees	$54	$41	$137	$120
Insurance expense	71	(2)	153	205
Trust fees and other	9	21	34	74
	$134	$60	$324	$399

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

Interest Income.  Interest income is comprised of interest earned on money market accounts and investments in U.S. Treasury securities.  Interest income for the three months ended September 30, 2010 was $15 thousand, a $23 thousand decrease from the three months ended September 30, 2009.  Interest income for the nine months ended September 30, 2010 was $42 thousand, a $0.1 million decrease from the nine months ended September 30, 2009.  The decrease was the result of a reduction in average outstanding balances earning interest, due to ongoing capital expenditures for oil and gas properties, coupled with lower interest rates earned.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2010 were $1.2 million, primarily related to revenue received of $3.3 million, partially offset by management fees of $1.3 million, general and administrative expenses paid of $0.6 million and operating expenses paid of $0.3 million.

Cash flows used in operating activities for the nine months ended September 30, 2009 were $0.4 million, primarily related to revenue receipts of $1.4 million and favorable working capital of $0.2 million, partially offset by management fees of $1.4 million, general and administrative expenses of $0.4 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the nine months ended September 30, 2010 were $7.9 million, primarily related to the maturity of U.S. Treasury securities of $29.0 million, partially offset by investments in U.S. Treasury securities of $13.0 million and capital expenditures for oil and gas properties of $8.1 million, inclusive of advances.

Cash flows provided by investing activities for the nine months ended September 30, 2009 were $7.5 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $99.6 million, partially offset by investments in marketable securities of $75.0 million and capital expenditures for oil and gas properties of $17.1 million.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2010 were $1.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2009 were $1.2 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2010, the Fund had committed to spend an additional $9.9 million related to its investment properties, of which $3.5 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2010 and December 31, 2009 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2010 and December 31, 2009 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2010.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	October 28, 2010	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 28, 2010	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)