Form 10-Q
period 2011-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2011-07-28
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes  ☐  No  ☒

As of July 28, 2011 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,791	$6,694
Short-term investments in marketable securities	9,002	12,993
Production receivable	1,333	985
Receivable from sale of oil and gas properties	-	2,330
Other current assets	275	30
Total current assets	21,401	23,032
Salvage fund	1,131	1,117
Oil and gas properties:
Advances to operators for working interests and expenditures	-	452
Unproved properties	345	334
Proved properties	19,844	18,772
Less: accumulated depletion and amortization	(7,821)	(5,522)
Total oil and gas properties, net	12,368	14,036
Total assets	$34,900	$38,185

LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
Due to operators	$758	$266
Accrued expenses	72	47
Total current liabilities	830	313
Asset retirement obligations	458	458
Total liabilities	1,288	771
Commitments and contingencies (Note 9)
Members' capital:
Manager:
Distributions	(1,358)	(733)
Retained earnings (accumulated deficit)	490	(209)
Manager's total	(868)	(942)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(9,869)	(4,156)
Accumulated deficit	(39,269)	(41,106)
Shareholders' total	34,480	38,356
Total members' capital	33,612	37,414
Total liabilities and members' capital	$34,900	$38,185

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Revenue
Oil and gas revenue	$3,598	$813	$6,276	$1,689

Expenses
Depletion and amortization	1,539	125	2,299	429
Dry-hole costs	(109)	5,701	(41)	5,868
Management fees to affiliate (Note 7)	361	438	723	878
Operating expenses	275	12	524	69
General and administrative expenses	149	76	204	190
Total expenses	2,215	6,352	3,709	7,434
Income (loss) from operations	1,383	(5,539)	2,567	(5,745)
Other (loss) income	(44)	12	(31)	27
Net income (loss)	$1,339	$(5,527)	$2,536	$(5,718)

Manager Interest
Net income (loss)	$404	$(17)	$699	$20

Shareholder Interest
Net income (loss)	$935	$(5,510)	$1,837	$(5,738)
Net income (loss) per share	$1,957	$(11,530)	$3,844	$(12,007)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$2,536	$(5,718)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	2,299	429
Dry-hole costs	(41)	5,868
Derivative instrument loss	53	-
Changes in assets and liabilities:
Increase in production receivable	(348)	(57)
(Increase) decrease in other current assets	(181)	3
Increase (decrease) in due to operator	107	(30)
Increase (decrease) in accrued expenses	25	(172)
Net cash provided by operating activities	4,450	323

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(108)
Capital expenditures for oil and gas properties	(330)	(5,317)
Proceeds from the sale of oil and gas properties	2,330	-
Investments in marketable securities	(9,001)	(13,001)
Proceeds from the maturity of marketable securities	13,000	25,031
Interest reinvested in salvage fund	(14)	(14)
Net cash provided by investing activities	5,985	6,591

Cash flows from financing activities
Distributions	(6,338)	(878)
Net cash used in financing activities	(6,338)	(878)

Net increase in cash and cash equivalents	4,097	6,036
Cash and cash equivalents, beginning of period	6,694	3,248
Cash and cash equivalents, end of period	$10,791	$9,284

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties and dry-hole costs	$452	$2,907

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence and negotiates and completes the transactions in which the investments are made.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2, 7 and 9.

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

Use of Estimates
The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  On an ongoing basis, the Manager reviews its estimates, including those related to the fair value of financial instruments, property balances, determination of proved reserves, impairments and asset retirement obligations. Actual results may differ from those estimates.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2011, the Fund’s bank balances exceeded federally insured limits by $9.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  The Fund has short-term investments that are classified as held-to-maturity.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  At June 30, 2011, the Fund had two short-term, held-to-maturity investments of $4.0 million and $5.0 million, which mature in October 2011 and December 2011, respectively.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2011, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity, of $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2011 and December 31, 2010, amounts recorded in due to operators totaling $0.5 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

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

Derivative Instruments
The Fund may periodically utilize derivative instruments to manage the price risk attributable to its oil and gas production.  Derivative instruments are carried on the balance sheet at fair value and recorded as either an asset or liability.  Changes in the fair value of the derivatives are recorded currently in earnings unless specific hedge accounting criteria are met.  At this time, the Fund has elected not to use hedge accounting for its derivatives and, accordingly, the derivatives are marked-to-market each quarter with fair value gains and losses recognized currently as other income on the statement of operations.  The related cash flow impact of the derivative activities are reflected as cash flows from operating activities on the statement of cash flows.  See Note 4.  “Derivative Instruments,” for more information.

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

3.   Recent Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance on improving disclosures about fair value measurements.  This guidance has new requirements for disclosures related to recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements in a rollforward reconciliation of Level 3 fair-value measurements. This guidance was effective beginning January 1, 2010.  The Level 3 reconciliation disclosures are effective for fiscal years beginning after December 15, 2010, which will be effective for the Fund’s financial statements for the year ending December 31, 2011. The adoption of the guidance is not expected to have a material impact.

4.   Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  During the second quarter 2011, the Fund entered into three twelve-month derivative contracts for put options relating to the pricing of oil for a portion of its anticipated production.  The use of such derivative instruments limits the downside risk of adverse price movements.  Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations.  The estimated fair value of these contracts is based upon various factors, including reported prices on the Intercontinental Exchange (“ICE”), volatility, and the time value of options.  See Note 8. “Fair Value Measurements.”  The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment.  The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”.  The derivative contracts relating to oil pricing are settled based upon reported prices on ICE.  The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other (loss) income.”  Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2011, the Fund had outstanding derivative contracts with respect to its future production of oil that are not designated for hedge accounting as detailed in the following table.

Production Period	Type of Contract	Volume in barrels	ICE Contract Price per barrel	Estimated Fair Value Asset
				(in thousands)
July 1, 2011 - April 30, 2012	Put Options	16,002	$105	$71
July 1, 2011 - April 30, 2012	Put Options	7,664	$112	$51
July 1, 2011 - April 30, 2012	Put Options	7,664	$100	$25

For the three and six months ended June 30, 2011, the Fund’s derivative instrument income consisted of realized losses of $38 thousand and unrealized losses of $15 thousand, respectively.  There was no derivative instrument income for the three and six months ended June 30, 2010.

5.   Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves.  Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves.  At June 30, 2011, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Dakota Project	$(8)	$3,464	$66	$3,464
Targa Project	-	2,276	1	2,276
Other wells	(101)	(39)	(108)	128
	$(109)	$5,701	$(41)	$5,868

6.   Distributions

Distributions to shareholders are allocated in proportion to the number of shares held. Certain shares have early investment incentive and advance distribution rights, as defined in the LLC Agreement, which range from approximately $8 thousand to $16 thousand per share.  The Fund began making distributions to eligible early investors in December 2008 and to all investors in April 2011.

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

7.   Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended June 30, 2011 and 2010 were $0.4 million.   Management fees for the six months ended June 30, 2011 and 2010 were $0.7 million and $0.9 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund.  Distributions paid to the Manager for the three months ended June 30, 2011 and 2010 were $0.3 million and $0.1 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2011 and 2010 were $0.6 million and $0.1 million, respectively.

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

8.   Fair Value Measurements

At June 30, 2011 and December 31, 2010, cash and cash equivalents, short-term investments in marketable securities, production receivable, receivable from sale of oil and gas properties, salvage fund and accrued expenses approximate fair value.  At June 30, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

9.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $7.9 million related to its investment properties, of which $3.5 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2011 and December 31, 2010, there were no known environmental contingencies that required the Fund to record a liability.

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

Lease Expirations
On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011. Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

10.   Subsequent Events

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

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 30, 2007 to primarily acquire interests in oil and gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico. Ridgewood Energy Corporation (“Ridgewood Energy” or the “Manager”) a Delaware corporation, is the Manager. As the Manager, Ridgewood Energy has direct and exclusive control over the management of the Fund’s operations.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development shallow water or deepwater oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement").

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

		Total Spent	Total
	Working	Through	Fund
Lease Block	Interest	June 30, 2011	Budget	Status
		(in thousands)
Non-producing Properties
Diller Project	0.75%	$160	$4,705	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Marmalard Project	0.75%	$185	$3,506	Acquired interest in May 2010. Drilling date to be determined. See further discussion below.
Producing Properties
Carrera Project	5.0%	$7,605	$7,605	Production commenced June 2011.
Liberty Project	5.0%	$7,524	$7,524	Production commenced July 2010.
Main Pass 283/279 well # 1	14.0%	$4,277	$4,277	Production commenced in 2008.

On April 25, 2011, the Fund received notification from the Bureau of Ocean Energy Management, Regulation and Enforcement (“BOE”) that its extension request for the Diller Project lease, which was scheduled to expire on May 31, 2011, had been approved, extending such lease through October 31, 2011.  Additionally, in May 2011, the BOE issued a one-year extension for all leases that had been set to expire prior to December 15, 2011.  Accordingly, the Diller and Marmalard leases have been extended through May 31, 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2011 and 2010, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1 “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Revenue
Oil and gas revenue	$3,598	$813	$6,276	$1,689

Expenses
Depletion and amortization	1,539	125	2,299	429
Dry-hole costs	(109)	5,701	(41)	5,868
Management fees to affiliate	361	438	723	878
Operating expenses	275	12	524	69
General and administrative expenses	149	76	204	190
Total expenses	2,215	6,352	3,709	7,434
Income (loss) from operations	1,383	(5,539)	2,567	(5,745)
Other (loss) income	(44)	12	(31)	27
Net income (loss)	$1,339	$(5,527)	$2,536	$(5,718)

Overview.  During the six months ended June 30, 2011, the Fund had three wells that produced for a total of 380 days, compared to one well that produced for a total of 181 days during the six months ended June 30, 2010.  The increase in total production days resulted from the onset of production for the Carrera and Liberty projects, which commenced in June 2011 and July 2010, respectively.  During the six months ended June 30, 2011, the Fund’s wells’ production rate averaged 1,517 mcfe/producing day, compared to 1,446 mcfe/producing day during the six months ended June 30, 2010.  The increase resulted from the onset of production for the Carrera and Liberty projects.

Oil and Gas Revenue.   Oil and gas revenue for the three months ended June 30, 2011 was $3.6 million, a $2.8 million increase from the three months ended June 30, 2010.  The increase is attributable to the impact of the change in average prices totaling $1.7 million coupled with increased sales volume totaling $1.0 million.

Oil sales volumes were 23 thousand barrels and 4 thousand barrels for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $112 per barrel during the three months ended June 30, 2011 compared to $76 per barrel during the three months ended June 30, 2010.

Gas sales volumes were 110 thousand mcf and 78 thousand mcf for the three months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.62 per mcf during the three months ended June 30, 2011 compared to $4.30 per mcf during the three months ended June 30, 2010.

Oil and gas revenue for the six months ended June 30, 2011 was $6.3 million, a $4.6 million increase from the six months ended June 30, 2010.  The increase is attributable to the impact of the change in average oil prices totaling $2.6 million coupled with increased sales volume totaling $2.0 million.

Oil sales volumes were 44 thousand barrels and 8 thousand barrels for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s oil prices averaged $105 per barrel during the six months ended June 30, 2011 compared to $76 per barrel during the six months ended June 30, 2010.

Gas sales volumes were 222 thousand mcf and 156 thousand mcf for the six months ended June 30, 2011 and 2010, respectively.  The Fund’s gas prices averaged $4.28 per mcf during the six months ended June 30, 2011 compared to $4.75 per mcf during the six months ended June 30, 2010.

The increases in sales volumes were primarily related to the timing of the onset of production for the Fund’s producing wells, as discussed in “Overview” above.

Depletion and Amortization. Depletion and amortization for the three and six months ended June 30, 2011 was $1.5 million and $2.3 million, respectively, an increase of $1.4 million and $1.9 million from the three and six months ended June 30, 2010, respectively.  The increase in the three month period resulted from an increase in average depletion rates totaling $1.2 million coupled with an increase in production volumes totaling $0.2 million.  The increase in the six month period resulted from an increase in average depletion rates totaling $1.4 million, coupled with an increase in production volumes totaling $0.5 million.  The increases in average depletion rates were primarily the result of the composite of productive wells, which included higher cost reserve additions.

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

	Three months ended June 30,		Six months ended June 30,
Lease Block	2011	2010	2011	2010
	(in thousands)
Dakota Project	$(8)	$3,464	$66	$3,464
Targa Project	-	2,276	1	2,276
Other wells	(101)	(39)	(108)	128
	$(109)	$5,701	$(41)	$5,868

Management Fees to Affiliate.   Management fees for each of the three months ended June 30, 2011 and 2010 were $0.4 million.  Management fees for the six months ended June 30, 2011 and 2010 were $0.7 million and $0.9 million, respectively.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Lease operating expense	$252	$39	$500	$90
Other expense	23	(27)	24	(21)
	$275	$12	$524	$69

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $0.86 per mcfe and $0.87 per mcfe during the three and six months ended June 30, 2011, respectively, compared to $0.31 per mcfe and $0.35 per mcfe during the three and six months ended June 30, 2010, respectively.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Accounting fees	$57	$45	$96	$83
Insurance expense	85	19	92	82
Trust fees and other	7	12	16	25
	$149	$76	$204	$190

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

Other (Loss) Income.   Other (loss) income for the three and six months ended June 30, 2011 and 2010 is detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(in thousands)
Interest income	$9	$12	$22	$27
Realized losses on derivative instruments	(38)	-	(38)	-
Unrealized losses on derivative instruments	(15)	-	(15)	-
	$(44)	$12	$(31)	$27

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2011 were $4.5 million, primarily related to revenue received of $5.9 million, partially offset by management fees of $0.7 million, operating expenses paid of $0.4 million, derivative purchases of $0.2 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2010 were $0.3 million, primarily related to revenue received of $1.6 million, partially offset by management fees of $0.9 million, general and administrative expenses of $0.2 million, operating expenses of $0.1 million and unfavorable working capital of $0.2 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2011 were $6.0 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $13.0 million coupled with proceeds received from the sale of the Aspen Project of $2.3 million, partially offset by investments in U.S. Treasury securities of $9.0 million and capital expenditures for oil and gas properties of $0.3 million.

Cash flows provided by investing activities for the six months ended June 30, 2010 were $6.6 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $25.0 million, partially offset by investments in U.S. Treasury securities of $13.0 million and capital expenditures for oil and gas properties of $5.4 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2011 were $6.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2010 were $0.9 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2011, the Fund had committed to spend an additional $7.9 million related to its investment properties, of which $3.5 million is expected to be spent during the next twelve months.

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

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2011 and December 31, 2010 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2011 and December 31, 2010 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 3 of Notes to Unaudited Condensed Financial Statements – “Recent Accounting Standards” contained in this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2011.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.2	Amended Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy X Fund, LLC dated April 13, 2011	Incorporated by reference to the Fund’s Form 10Q filed on May 3, 2011

31.1	Certification of Robert E. Swanson, Chief Executive Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

31.2	Certification of Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Robert E. Swanson, Chief Executive Officer of the Fund and Kathleen P. McSherry, Executive Vice President and Chief Financial Officer of the Fund.
Filed herewith

101.INS	XBRL Instance Document	*

101.SCH	XBRL Taxonomy Extension Schema	*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	*

101.LAB	XBRL Taxonomy Extension Label Linkbase	*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	*

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY X FUND, LLC

Dated:	July 28, 2011	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	July 28, 2011	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial Officer)