Form 10-Q
period 2012-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2012-08-02
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐     No ☒

As of August 2, 2012 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$7,564	$14,687
Short-term investments in marketable securities	11,502	5,500
Production receivable	1,023	1,532
Other current assets	2	136
Total current assets	20,091	21,855
Salvage fund	1,159	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	2,214	608
Proved properties	15,793	20,357
Less: accumulated depletion and amortization	(9,983)	(12,025)
Total oil and gas properties, net	8,024	9,175
Total assets	$29,274	$32,175

Liabilities And Members' Capital
Current liabilities:
Due to operators	$825	$863
Accrued expenses	26	33
Total current liabilities	851	896
Asset retirement obligations	644	644
Total liabilities	1,495	1,540

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(3,139)	(2,235)
Retained earnings	2,322	1,505
Manager's total	(817)	(730)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(19,964)	(14,838)
Accumulated deficit	(35,058)	(37,415)
Shareholders' total	28,596	31,365
Total members' capital	27,779	30,635
Total liabilities and members' capital	$29,274	$32,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$3,184	$3,598	$7,232	$6,276

Expenses
Depletion and amortization	1,105	1,539	2,245	2,299
Dry-hole costs	2	(109)	96	(41)
Management fees to affiliate (Note 4)	362	361	724	723
Operating expenses	408	275	779	524
General and administrative expenses	86	149	170	204
Total expenses	1,963	2,215	4,014	3,709
Income from operations	1,221	1,383	3,218	2,567
Other income (loss)	8	(44)	(44)	(31)
Net income	$1,229	$1,339	$3,174	$2,536

Manager Interest
Net income	$352	$404	$817	$699

Shareholder Interest
Net income	$877	$935	$2,357	$1,837
Net income per share	$1,835	$1,957	$4,933	$3,844

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$3,174	$2,536
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	2,245	2,299
Dry-hole costs	96	(41)
Derivative instrument loss	59	53
Derivative instrument settlements	6	-
Changes in assets and liabilities:
Decrease (increase) in production receivable	509	(348)
Decrease (increase) in other current assets	67	(181)
(Decrease) increase in due to operators	(12)	107
(Decrease) increase in accrued expenses	(7)	25
Net cash provided by operating activities	6,137	4,450

Cash flows from investing activities
Capital expenditures for oil and gas properties	(1,216)	(330)
Proceeds from sale of oil and gas properties	-	2,330
Investments in marketable securities	(11,500)	(9,001)
Proceeds from maturity of investments	5,500	13,000
Interest reinvested in salvage fund	(14)	(14)
Net cash (used in) provided by investing activities	(7,230)	5,985

Cash flows from financing activities
Distributions	(6,030)	(6,338)
Net cash used in financing activities	(6,030)	(6,338)

Net (decrease) increase in cash and cash equivalents	(7,123)	4,097
Cash and cash equivalents, beginning of period	14,687	6,694
Cash and cash equivalents, end of period	$7,564	$10,791

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved and proved properties	$235	$452

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At June 30, 2012, the Fund’s bank balances exceeded federally insured limits by $5.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At June 30, 2012, the Fund had short-term, held-to-maturity investments totaling $11.5 million, of which $9.5 million matured in July 2012 and $2.0 million mature in September 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At June 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

At June 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.5 million and $0.6 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Derivative Instruments

The Fund periodically enters into derivative contracts relating to its oil or gas production.  The use of such derivative instruments limits the downside risk of adverse price movements. Currently, the Fund has elected not to use hedge accounting for its derivatives and consequently, the derivatives are marked-to-market each quarter with fair value gains and losses recognized as other income on the statement of operations. The estimated fair value of such contracts is based upon various factors, including reported prices on the New York Mercantile Exchange (“NYMEX”) and the Intercontinental Exchange (“ICE”), volatility, and the time value of options. See Note 5. “Fair Value Measurements.” The Fund has exposure to credit risk to the extent the derivative instrument counterparty is unable to satisfy its settlement commitment. The Fund actively monitors the creditworthiness of each counterparty and assesses the impact, if any, on its derivative positions.

Derivative instruments are carried at their fair value on the balance sheet within “Other current assets”. The derivative contracts relating to gas pricing are settled based upon reported prices on NYMEX. The derivative contracts relating to oil pricing are settled based upon averaged reported prices on ICE. The Fund recognizes all unrealized and realized gains and losses related to these contracts on a mark-to-market basis in the statement of operations under the caption “Other income (loss).” Settlements of derivative contracts are reflected in operating activities on the statement of cash flows.

At June 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production. For the three and six months ended June 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$(16)	$(38)	(59)	(38)
Unrealized gains (losses) on derivative instruments	16	(15)	-	(15)
	$-	$(53)	$(59)	$(53)

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At June 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

In December 2010, after determining not to proceed with the completion of the Aspen Project, the Fund entered into an agreement to sell its working interest in the Aspen Project to Stone Energy Corporation, for net proceeds of $2.3 million in cash, which resulted in a loss of $3.6 million.  The proceeds from the sale of the Aspen Project were collected in January 2011.

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and six months ended June 30, 2012, dry-hole costs, inclusive of credits, were primarily related to the Dakota Project.  During the three and six months ended June 30, 2011, dry-hole credits were primarily related to South Timbalier 287.

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for each of the three months ended June 30, 2012 and 2011 were $0.4 million. Management fees for each of the six months ended June 30, 2012 and 2011 were $0.7 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended June 30, 2012 and 2011 were $0.5 million and $0.3 million, respectively. Distributions paid to the Manager for the six months ended June 30, 2012 and 2011, were $0.9 million and $0.6 million, respectively.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects with other entities that are likewise managed by the Manager.

5.           Fair Value Measurements

At June 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, production receivable, salvage fund and accrued expenses approximate fair value. At December 31, 2011, derivative instruments are recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2012, the Fund had committed to spend an additional $4.5 million related to its investment properties, of which $1.4 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At June 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2012	Budget	Status
		(in thousands)
Non-producing Properties
Diller Project	0.88%	$1,245	$3,064	Deemed to be a discovery in March 2012. Currently evaluating completion options.
Marmalard Project	0.88%	$969	$3,632	Deemed to be a discovery in May 2012. Currently evaluating completion options.
Producing Properties
Carrera Project	5.0%	$7,719	$7,744	Production commenced in June 2011. Separator upgrade planned for 2012 at an estimated cost of $25 thousand.
Liberty Project	5.0%	$7,525	$7,525	Production commenced in 2010.
Fully Depleted Properties
Main Pass 283/279 well # 1	14.0%	$4,218	N/A
Production commenced in 2008. Minor workover at a cost of $28 thousand was completed during first quarter 2012, which resulted in modest additional production. Well reached the end of its productive life in March 2012.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$3,184	$3,598	$7,232	$6,276

Expenses
Depletion and amortization	1,105	1,539	2,245	2,299
Dry-hole costs	2	(109)	96	(41)
Management fees to affiliate	362	361	724	723
Operating expenses	408	275	779	524
General and administrative expenses	86	149	170	204
Total expenses	1,963	2,215	4,014	3,709
Income from operations	1,221	1,383	3,218	2,567
Other income (loss)	8	(44)	(44)	(31)
Net income	$1,229	$1,339	$3,174	$2,536

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2012 and 2011.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Number of wells producing	2	3	3	3
Total number of production days	177	203	399	380
Average mcfe per production day	1,323	1,447	1,349	1,517
Oil sales (in thousands of barrels)	28	23	60	44
Average oil price per barrel	$107	$112	$109	$105
Gas sales (in thousands of mcfs)	46	110	124	222
Average gas price per mcf	$2.42	$4.62	$2.23	$4.28

The decreases in the number of production days, average production rates and gas sales volumes were primarily attributable to natural declines in well production for the Main Pass 283/279 well #1 project, which reached the end of its productive life in March 2012.  The increases in the number of production days and oil sales volumes were principally attributable to the onset of production of the Carrera Project in June 2011.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2012 was $3.2 million, a $0.4 million decrease from the three months ended June 30, 2011.  The decrease is primarily attributable to a decrease in NGL sales volumes totaling $0.2 million coupled with the impact of the change in average prices totaling $0.2 million.

Oil and gas revenue for the six months ended June 30, 2012 was $7.2 million, a $1.0 million increase from the six months ended June 30, 2011. The increase is primarily attributable to increased oil sales volumes totaling $0.8 million coupled with the impact of the change in average prices totaling $0.1 million.

See “Overview” above for additional information.

Depletion and Amortization.  Depletion and amortization for the three months ended June 30, 2012 was $1.1 million, a decrease of $0.4 million from the three months ended June 30, 2011.  The decrease resulted from a decrease in production volumes totaling $0.3 million coupled with a decrease in average depletion rates totaling $0.1 million.  The decrease in average depletion rates was attributable to a revision in reserve estimates.  Depletion and amortization for the six months ended June 30, 2012 was $2.2 million, a decrease of $0.1 million from the six months ended June 30, 2011.  The decrease resulted from a decrease in production volumes totaling $0.2 million, partially offset by an increase in average depletion rates totaling $0.1 million.  The increase in average depletion rates was principally the result of higher cost reserve additions for the Carrera Project.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and six months ended June 30, 2012, dry-hole costs, inclusive of credits, were primarily related to the Dakota Project.  During the three and six months ended June 30, 2011, dry-hole credits were primarily related to South Timbalier 287.

Management Fees to Affiliate.  Management fees for each of the three months ended June 30, 2012 and 2011 were $0.4 million.  Management fees for each of the six months ended June 30, 2012 and 2011 were $0.7 million. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$314	$252	$656	$500
Geological costs and other	94	23	95	24
Workover expenses	-	-	28	-
	$408	$275	$779	$524

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.34 per mcfe and $1.22 per mcfe during the three and six months ended June 30, 2012, respectively, compared to $0.86 per mcfe and $0.87 per mcfe during the three and six months ended June 30, 2011.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Diller and Marmalard projects. Workover expenses, which represent costs to restore or stimulate production of existing reserves of a proved property, related to Main Pass 283/279 well #1, which underwent maintenance in advance of its cessation of production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)

Insurance expense	$30	$85	$84	$92
Accounting fees	51	57	73	96
Trust fees and other	5	7	13	16
	$86	$149	$170	$204

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

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2012 and 2011 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$8	$9	$15	$22
Realized losses on derivative instruments	(16)	(38)	(59)	(38)
Unrealized gains (losses) on derivative instruments	16	(15)	-	(15)
	$8	$(44)	$(44)	$(31)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2012 were $6.1 million, primarily related to revenue received of $7.7 million, partially offset by operating expenses paid of $0.8 million, management fees of $0.7 million and general and administrative expenses paid of $0.1 million.

Cash flows provided by operating activities for the six months ended June 30, 2011 were $4.5 million, primarily related to revenue received of $5.9 million, partially offset by management fees of $0.7 million,  operating expenses paid of $0.4 million, derivative purchases of $0.2 million and general and administrative expenses paid of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the six months ended June 30, 2012 were $7.2 million, primarily related to investments in U.S. Treasury securities of $11.5 million coupled with capital expenditures for oil and gas properties of $1.2 million, partially offset by proceeds received from the maturity of U.S. Treasury securities of $5.5 million.

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

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2012 were $6.0 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2011 were $6.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of June 30, 2012, the Fund had committed to spend an additional $4.5 million related to its investment properties, of which $1.4 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.             CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	August 2, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 2, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)