Form 10-Q
period 2012-09-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2012-11-05
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐     No ☒

As of November 5, 2012 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$9,306	$14,687
Short-term investments in marketable securities	9,497	5,500
Salvage fund	71	-
Production receivable	1,087	1,532
Other current assets	97	136
Total current assets	20,058	21,855
Salvage fund	1,095	1,145
Oil and gas properties:
Advances to operators for working interests and expenditures	-	235
Unproved properties	2,182	608
Proved properties	15,653	20,357
Equipment and facilities – in progress	175	-
Less: accumulated depletion, depreciation and amortization	(10,936)	(12,025)
Total oil and gas properties, net	7,074	9,175
Total assets	$28,227	$32,175

Liabilities And Members' Capital
Current liabilities:
Due to operators	$657	$863
Accrued expenses	30	33
Asset retirement obligations	71	-
Total current liabilities	758	896
Asset retirement obligations	573	644
Total liabilities	1,331	1,540

Commitments and contingencies (Note 6)

Members' capital:
Manager:
Distributions	(3,448)	(2,235)
Retained earnings	2,629	1,505
Manager's total	(819)	(730)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(21,713)	(14,838)
Accumulated deficit	(34,190)	(37,415)
Shareholders' total	27,715	31,365
Total members' capital	26,896	30,635
Total liabilities and members' capital	$28,227	$32,175

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Revenue
Oil and gas revenue	$2,736	$4,447	$9,968	$10,723

Expenses
Depletion, depreciation and amortization	953	2,763	3,198	5,062
Dry-hole costs	(12)	7	84	(34)
Management fees to affiliate (Note 4)	334	362	1,058	1,085
Operating expenses	228	399	1,007	923
General and administrative expenses	68	45	238	249
Total expenses	1,571	3,576	5,585	7,285
Income from operations	1,165	871	4,383	3,438
Other income (loss)	10	110	(34)	79
Net income	$1,175	$981	$4,349	$3,517

Manager Interest
Net income	$307	$535	$1,124	$1,234

Shareholder Interest
Net income	$868	$446	$3,225	$2,283
Net income per share	$1,815	$933	$6,748	$4,777

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$4,349	$3,517
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	3,198	5,062
Dry-hole costs	84	(34)
Derivative instrument loss (income)	59	(48)
Derivative instrument settlements	6	2
Changes in assets and liabilities:
Decrease (increase) in production receivable	445	(319)
Increase in other current assets	(30)	(302)
(Decrease) increase in due to operators	(62)	221
Decrease in accrued expenses	(3)	(21)
Net cash provided by operating activities	8,046	8,078

Cash flows from investing activities
Payments to operators for working interests
and expenditures	-	(3)
Capital expenditures for oil and gas properties	(1,325)	(514)
Proceeds from sale of oil and gas properties	-	2,330
Investments in marketable securities	(20,995)	(12,000)
Proceeds from maturity of investments	17,002	13,000
Interest reinvested in salvage fund	(21)	(21)
Net cash (used in) provided by investing activities	(5,339)	2,792

Cash flows from financing activities
Distributions	(8,088)	(8,940)
Net cash used in financing activities	(8,088)	(8,940)
Net (decrease) increase in cash and cash equivalents	(5,381)	1,930
Cash and cash equivalents, beginning of period	14,687	6,694
Cash and cash equivalents, end of period	$9,306	$8,624

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved and proved properties	$235	$452

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents. At times, deposits may be in excess of federally insured limits, which, for interest bearing deposits, are $250 thousand per insured financial institution.  Additionally, non-interest bearing deposits are fully insured through December 31, 2012, after which they will be included within the $250 thousand limit.  At September 30, 2012, the Fund’s bank balances exceeded federally insured limits by $7.3 million, all of which was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes. These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year. At September 30, 2012, the Fund had short-term, held-to-maturity investments totaling $9.5 million, which matured in October 2012. Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.

For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations. At September 30, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.9 million, which mature in August 2013.  Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

Oil and Gas Properties
The Fund invests in oil and gas properties, which are operated by unaffiliated entities that are responsible for drilling, administering and producing activities pursuant to the terms of the applicable operating agreements with working interest owners. The Fund’s portion of exploration, drilling, operating and capital equipment expenditures is billed by operators.

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”   Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.

Upon the sale or retirement of a proved property, the cost and related accumulated depletion, depreciation and amortization will be eliminated from the property accounts, and the resultant gain or loss is recognized. Upon the sale or retirement of an unproved property, gain or loss on the sale is recognized.

At September 30, 2012 and December 31, 2011, amounts recorded in due to operators totaling $0.4 million and $0.6 million, respectively, related to capital expenditures for oil and gas properties.

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

Depletion, Depreciation and Amortization
Depletion, depreciation and amortization of the cost of proved oil and gas properties are calculated using the units-of-production method.  Proved developed reserves are used as the base for depleting capitalized costs associated with successful exploratory well costs, development costs and related facilities. The sum of proved developed and proved undeveloped reserves is used as the base for depleting or amortizing leasehold acquisition costs.  In certain circumstances, equipment and facilities costs are depreciated over the estimated useful life of the asset.

Income Taxes
No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.

Income and Expense Allocation
Profits and losses are allocated 85% to shareholders in proportion to their relative capital contributions and 15% to the Manager, except for interest income and certain expenses such as dry-hole costs, trust fees, depletion, depreciation and amortization, which are allocated 99% to shareholders and 1% to the Manager.

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

At September 30, 2012, the Fund had no outstanding derivative contracts with respect to its future production. For the three and nine months ended September 30, 2012 and 2011, the Fund’s derivative instrument income consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Realized losses on derivative instruments	$-	$(53)	(59)	(91)
Unrealized gains on derivative instruments	-	154	-	139
	$-	$101	$(59)	$48

3.           Oil and Gas Properties

Leasehold acquisition and exploratory drilling costs are capitalized pending determination of whether the well has found proved reserves. Unproved properties are assessed on a quarterly basis by evaluating and monitoring if sufficient progress is made on assessing the reserves. At September 30, 2012, the Fund had no unproved properties with capitalized exploratory well costs in excess of one year.

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

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services. For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund. Management fees for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.4 million, respectively. Management fees for each of the nine months ended September 30, 2012 and 2011 were $1.1 million.

The Manager is entitled to receive a 15% interest in cash distributions made by the Fund. Distributions paid to the Manager for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.4 million, respectively. Distributions paid to the Manager for the nine months ended September 30, 2012 and 2011, were $1.2 million and $1.0 million, respectively.

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

5.           Fair Value Measurements

At September 30, 2012 and December 31, 2011, cash and cash equivalents, short-term investments in marketable securities, salvage fund, production receivable and accrued expenses approximate fair value. At December 31, 2011, derivative instruments were recorded at fair value based on Level 2 inputs, as the instruments are over-the-counter derivatives with a third party.

6.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of September 30, 2012, the Fund had committed to spend an additional $4.7 million related to its investments in oil and gas properties, of which $1.3 million is expected to be spent during the next twelve months.  Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. At September 30, 2012 and December 31, 2011, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2012	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.58%	$175	$513	Floating production facility to service the Diller and Marmalard wells. Expected to be placed in service in 2015. Financing options currently being evaluated.
Non-producing Properties
Diller Project	0.88%	$1,234	$3,366	Deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$948	$3,133	Deemed to be a discovery in May 2012. Expected to commence production in 2015.
Producing Properties
Carrera Project	5.0%	$7,578	$7,578	Production commenced June 2011. Separator upgrade completed in third quarter 2012 at a cost of $41 thousand.
Liberty Project	5.0%	$7,526	$7,526	Production commenced in 2010.
Fully Depleted Properties
Main Pass 283/279 well # 1	14.0%	$4,219	$4,219
Production commenced in 2008. Workover at a cost of $15 thousand was completed during first quarter 2012, which resulted in modest additional production. The Fund elected to go non-consent on any additional workovers for this well and is in the process of withdrawing its interest in the project.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2012 and 2011, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Revenue
Oil and gas revenue	$2,736	$4,447	$9,968	$10,723

Expenses
Depletion, depreciation and amortization	953	2,763	3,198	5,062
Dry-hole costs	(12)	7	84	(34)
Management fees to affiliate	334	362	1,058	1,085
Operating expenses	228	399	1,007	923
General and administrative expenses	68	45	238	249
Total expenses	1,571	3,576	5,585	7,285
Income from operations	1,165	871	4,383	3,438
Other income (loss)	10	110	(34)	79
Net income	$1,175	$981	$4,349	$3,517

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2012 and 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Number of wells producing	2	3	3	3
Total number of production days	158	236	557	616
Oil sales (in thousands of barrels)	25	35	84	79
Average oil price per barrel	$102	$104	$107	$104
Gas sales (in thousands of mcfs)	42	107	171	336
Average gas price per mcf	$3.01	$4.41	$2.26	$4.16

The decreases in the number of production days and sales volumes during the three and nine months ended September 30, 2012, were attributable to natural declines in well production, primarily Main Pass 283/279 well #1, which reached the end of its productive life in March 2012.  The increase in oil sales volume during the nine months ended September 30, 2012, was principally attributable to the onset of production of the Carrera Project in June 2011, which was partially offset by Main Pass 283/279 well #1.  For additional property discussion see “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2012 was $2.7 million, a $1.7 million decrease from the three months ended September 30, 2011.  The decrease is primarily attributable to a decrease in sales volumes totaling $1.6 million coupled with the impact of the change in average prices totaling $0.1 million.

Oil and gas revenue for the nine months ended September 30, 2012 was $10.0 million, a $0.8 million decrease from the nine months ended September 30, 2011. The decrease is primarily attributable to a decrease in sales volumes totaling $0.7 million coupled with the impact of the change in average prices totaling $0.1 million.  The decrease in sales volume is primarily attributable to decreased gas sales volume totaling $1.2 million, which includes NGL volumes, partially offset by increased oil sales volume of $0.5 million.

See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2012 was $1.0 million, a decrease of $1.8 million from the three months ended September 30, 2011.  The decrease resulted from a decrease in production volumes totaling $1.2 million coupled with a decrease in average depletion rates totaling $0.6 million.  Depletion, depreciation and amortization for the nine months ended September 30, 2012 was $3.2 million, a decrease of $1.9 million from the nine months ended September 30, 2011.  The decrease resulted from a decrease in production volumes totaling $1.0 million coupled with a decrease in average depletion rates totaling $0.8 million.  The decreases in average depletion rates were primarily attributable to revisions in reserve estimates, principally related to the Liberty and Carrera projects.

Dry-hole Costs.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives credits on certain wells from their respective operators upon review and audit of the wells’ costs.  Dry-hole costs for the three months ended September 30, 2012 and 2011 were comprised of credits totaling $12 thousand and costs incurred of $7 thousand, respectively.  Dry-hole costs for the nine months ended September 30, 2012 and 2011 were comprised of costs incurred of $84 thousand and credits totaling $34 thousand, respectively.

Management Fees to Affiliate.  Management fees for the three months ended September 30, 2012 and 2011 were $0.3 million and $0.4 million, respectively. Management fees for each of the nine months ended September 30, 2012 and 2011 were $1.1 million. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Lease operating expense	$240	$396	$896	$896
Geological costs and other	1	3	96	27
Workover expenses	(13)	-	15	-
	$228	$399	$1,007	$923

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $1.15 per mcfe and $1.19 per mcfe during the three and nine months ended September 30, 2012, respectively, compared to $1.09 per mcfe and $0.94 per mcfe during the three and nine months ended September 30, 2011, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, primarily related to the Diller and Marmalard projects.  Workover expenses, which represent costs to restore or stimulate production of existing reserves of a proved property, related to Main Pass 283/279 well #1, which underwent maintenance in advance of its cessation of production.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Insurance expense	$34	$31	$118	$123
Accounting fees	27	7	100	103
Trust fees and other	7	7	20	23
	$68	$45	$238	$249

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

Other Income (Loss).  Other income (loss) for the three and nine months ended September 30, 2012 and 2011 is detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$10	$9	$25	$31
Realized losses on derivative instruments	-	(53)	(59)	(91)
Unrealized gains on derivative instruments	-	154	-	139
	$10	$110	$(34)	$79

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2012 were $8.0 million, primarily related to revenue received of $10.4 million, partially offset by operating expenses paid of $1.1 million, management fees of $1.1 million and general and administrative expenses paid of $0.3 million.

Cash flows provided by operating activities for the nine months ended September 30, 2011 were $8.1 million, primarily related to revenue received of $10.4 million, partially offset by management fees of $1.1 million, operating expenses paid of $0.7 million, general and administrative expenses paid of $0.4 million and the purchase of derivative instruments of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2012 were $5.3 million, primarily related to investments in U.S. Treasury securities of $21.0 million coupled with capital expenditures for oil and gas properties of $1.3 million, partially offset by proceeds received from the maturity of U.S. Treasury securities of $17.0 million.

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

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2012 were $8.1 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2011 were $8.9 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties.  The estimated capital expenditures associated with these agreements can vary depending on the stage of development on a property-by-property basis.  As of September 30, 2012, the Fund had committed to spend an additional $4.7 million related to its investments in oil and gas properties, of which $1.3 million is expected to be spent during the next twelve months. Such commitments anticipate financing arrangements for the Delta House Project, for which the estimates included above may change upon finalization.

Capital expenditures for investment properties are funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain.  The number of projects in which the Fund can invest is limited, and each unsuccessful project the Fund experiences exhausts its capital and reduces its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations, inclusive of capital expenditures for its investment properties.  Operations are funded utilizing operating income, existing cash on-hand, short-term investments, if any, and income earned therefrom.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. Generally, all or a portion of the management fee is paid from operating income.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2012 and December 31, 2011 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2012 and December 31, 2011 other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                      CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2012.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	November 5, 2012	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2012	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)