Form 10-Q
period 2013-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2013-05-02
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐     No ☒

As of May 2, 2013 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$14,377	$14,188
Short-term investments in marketable securities	5,001	5,000
Salvage fund	140	51
Production receivable	825	1,144
Other current assets	44	157
Total current assets	20,387	20,540
Salvage fund	1,039	1,122
Other assets	89	89
Oil and gas properties:
Unproved properties	504	-
Proved properties	18,101	17,922
Equipment and facilities – in progress	103	61
Less: accumulated depletion, depreciation and amortization	(11,971)	(11,493)
Total oil and gas properties, net	6,737	6,490
Total assets	$28,252	$28,241

Liabilities And Members' Capital
Current liabilities:
Due to operators	$946	$363
Accrued expenses	128	40
Asset retirement obligations	140	51
Total current liabilities	1,214	454
Asset retirement obligations	720	720
Total liabilities	1,934	1,174

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(4,002)	(3,695)
Retained earnings	3,270	2,979
Manager's total	(732)	(716)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(24,847)	(23,109)
Accumulated deficit	(31,721)	(32,726)
Shareholders' total	27,050	27,783
Total members' capital	26,318	27,067
Total liabilities and members' capital	$28,252	$28,241

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2013	2012
Revenue
Oil and gas revenue	$2,818	$4,048

Expenses
Depletion, depreciation and amortization	567	1,140
Management fees to affiliate (Note 4)	335	362
Operating expenses	475	465
General and administrative expenses	152	84
Total expenses	1,529	2,051
Income from operations	1,289	1,997
Other income (loss)	7	(52)
Net income	$1,296	$1,945

Manager Interest
Net income	$291	$465

Shareholder Interest
Net income	$1,005	$1,480
Net income per share	$2,104	$3,098

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$1,296	$1,945
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	567	1,140
Derivative instrument loss	-	59
Derivative instrument settlements	-	5
Changes in assets and liabilities:
Decrease (increase) in production receivable	319	(76)
Decrease in other current assets	26	46
Increase (decrease) in due to operators	58	(38)
Increase in accrued expenses	88	98
Net cash provided by operating activities	2,354	3,179

Cash flows from investing activities
Capital expenditures for oil and gas properties	(114)	(194)
Investments in marketable securities	-	(9,500)
Proceeds from maturity of investments	-	3,000
Interest reinvested in salvage fund	(6)	(7)
Net cash used in investing activities	(120)	(6,701)

Cash flows from financing activities
Distributions	(2,045)	(3,032)
Net cash used in financing activities	(2,045)	(3,032)

Net increase (decrease) in cash and cash equivalents	189	(6,554)
Cash and cash equivalents, beginning of period	14,188	14,687
Cash and cash equivalents, end of period	$14,377	$8,133

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$235

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 4 and 5.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2012 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2013, the Fund’s bank balances exceeded federally insured limits by $14.3 million, of which $13.8 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At March 31, 2013 and December 31, 2012, the Fund had investments in marketable securities that were classified as held-to-maturity.  The held-to-maturity investments at March 31, 2013 mature in June 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At March 31, 2013 and December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $1.0 million and $1.1 million, respectively.  The held-to-maturity investments at March 31, 2013 were $0.1 million, which matures in June 2013, and $0.9 million, which matures in August 2013. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, will be eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2013 and December 31, 2012, amounts recorded in due to operators totaling $0.7 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

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

The Fund had no derivative contracts during the three months ended March 31, 2013.  For the three months ended March 31, 2012, the Fund’s derivative instrument income consisted of realized losses of $43 thousand and unrealized losses of $16 thousand.

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

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.4 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.5 million, respectively.

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

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2013, the Fund expects to spend $11.3 million related to its investments in oil and gas properties, of which $6.9 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2012 Annual Report on Form 10-K.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2013	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$103	$494	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$1,282	$3,515	Well deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$1,014	$4,414	Well deemed to be a discovery in May 2012. Expected to commence production in 2015.
Staurolite Project	1.67%	$504	$5,666	Exploratory well, which began drilling in March 2013. Results expected in June 2013.
Producing Properties
Carrera Project	5.0%	$7,589	$7,641
Production commenced 2011.  Well was shut-in for several weeks due to a pipeline issue during late-March/early April 2013.  Compressor scheduled to be installed in second quarter 2013 at an additional estimated cost of $52 thousand.

Liberty Project	5.0%	$7,526	$7,576	Production commenced in 2010. Well was shut-in for several weeks due to a pipeline issue during late-March/early April 2013. Recompletion is planned for 2014 at an estimated cost of $50 thousand.
Fully Depleted Properties
Main Pass 283/279 well # 1	14.0%	$4,219	$4,219	Production commenced in 2008. The Fund is in the process of withdrawing its interest in the project.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$2,818	$4,048

Expenses
Depletion, depreciation and amortization	567	1,140
Management fees to affiliate	335	362
Operating expenses	475	465
General and administrative expenses	152	84
Total expenses	1,529	2,051
Income from operations	1,289	1,997
Other income (loss)	7	(52)
Net income	$1,296	$1,945

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2013 and 2012.

	Three months ended March 31,
	2013	2012
Number of wells producing	2	3
Total number of production days	164	222
Oil sales (in thousands of barrels)	24	32
Average oil price per barrel	$109	$112
Gas sales (in thousands of mcfs)	63	72
Average gas price per mcf	$4.45	$2.56

The decreases in the number of production days and sales volumes were primarily attributable to Main Pass 283/279 well #1, which reached the end of its productive life in March 2012, coupled with natural declines in well production.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2013 was $2.8 million, a $1.2 million decrease from the three months ended March 31, 2012.  The decrease is attributable to decreased sales volumes totaling $1.0 million coupled with the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2013 was $0.6 million, a decrease of $0.6 million from the three months ended March 31, 2012.  The decrease resulted from a decrease in production volumes totaling $0.3 million coupled with a decrease in average depletion rates totaling $0.3 million.  The decrease in average depletion rates was primarily attributable to revisions in reserve estimates, primarily related to the Carrera Project.

Management Fees to Affiliate.  Management fees for the three months ended March 31, 2013 and 2012 were $0.3 million and $0.4 million, respectively. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Lease operating expense	$340	$342
Geological costs	118	1
Workover expense	17	28
Dry-hole costs	-	94
	$475	$465

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $9.85 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2013 compared to $6.89 per BOE during the three months ended March 31, 2012. Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, principally related to the Staurolite Project.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property.  Workover expense for the three months ended March 31, 2013 and 2012 related to the Carrera Project and Main Pass 283/279 well #1, respectively.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the three months ended March 31, 2012, dry-hole costs, inclusive of credits, were primarily related to the Dakota Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Insurance expense	$116	$54
Accounting and professional fees	26	22
Trust fees and other	10	8
	$152	$84

Insurance expense represents premiums related to producing well and control of well insurance, which varies depending upon the number of wells producing or drilling, and directors’ and officers’ liability insurance.  Accounting and professional fees represent expenses for audits, quarterly reviews, tax preparation, reserve data engineering and reporting, and administration of filings. Trust fees represent bank fees associated with the management of the Fund’s cash accounts.

Other Income (Loss).  Other income (loss) for the three months ended March 31, 2013 and 2012 is detailed in the following table.

	Three months ended March 31,
	2013	2012
	(in thousands)
Interest income	$7	$7
Realized losses on derivative instruments	-	(43)
Unrealized losses on derivative instruments	-	(16)
	$7	$(52)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2013 were $2.4 million, primarily related to revenue received of $3.1 million, partially offset by operating expenses paid of $0.4 million and management fees of $0.3 million.

Cash flows provided by operating activities for the three months ended March 31, 2012 were $3.2 million, primarily related to revenue received of $4.0 million, partially offset by management fees of $0.4 million and operating expenses paid of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2013 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2012 were $6.7 million, primarily related to investments in U.S. Treasury securities of $9.5 million coupled with capital expenditures for oil and gas properties of $0.2 million, partially offset by proceeds received from the maturity of U.S. Treasury securities of $3.0 million.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2013 were $2.0 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2012 were $3.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2013, the Fund expects to spend $11.3 million related to its investments in oil and gas properties, of which $6.9 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	May 2, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 2, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)