Form 10-Q
period 2013-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2013-08-01
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Yes ☐     No ☒

As of August 1, 2013 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$17,476	$14,188
Short-term investments in marketable securities	-	5,000
Salvage fund	140	51
Production receivable	592	1,144
Other current assets	4	157
Total current assets	18,212	20,540
Salvage fund	1,046	1,122
Other assets	89	89
Oil and gas properties:
Advances to operators for working interests and expenditures	21	-
Proved properties	18,848	17,922
Equipment and facilities – in progress	139	61
Less: accumulated depletion, depreciation and amortization	(12,330)	(11,493)
Total oil and gas properties, net	6,678	6,490
Total assets	$26,025	$28,241

Liabilities And Members' Capital
Current liabilities:
Due to operators	$1,478	$363
Accrued expenses	48	40
Asset retirement obligations	140	51
Total current liabilities	1,666	454
Asset retirement obligations	784	720
Total liabilities	2,450	1,174

Commitments and contingencies (Note 5)

Members' capital:
Manager:
Distributions	(4,259)	(3,695)
Retained earnings	3,429	2,979
Manager's total	(830)	(716)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(26,307)	(23,109)
Accumulated deficit	(32,906)	(32,726)
Shareholders' total	24,405	27,783
Total members' capital	23,575	27,067
Total liabilities and members' capital	$26,025	$28,241

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Revenue
Oil and gas revenue	$1,994	$3,184	$4,812	$7,232

Expenses
Depletion, depreciation and amortization	359	1,105	926	2,245
Dry-hole costs	1,867	2	1,867	96
Management fees to affiliate (Note 4)	335	362	670	724
Operating expenses	355	408	830	779
General and administrative expenses	111	86	263	170
Total expenses	3,027	1,963	4,556	4,014
(Loss) income from operations	(1,033)	1,221	256	3,218
Other income (loss)	7	8	14	(44)
Net (loss) income	$(1,026)	$1,229	$270	$3,174

Manager Interest
Net income	$159	$352	$450	$817

Shareholder Interest
Net (loss) income	$(1,185)	$877	$(180)	$2,357
Net (loss) income per share	$(2,480)	$1,835	$(377)	$4,933

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$270	$3,174
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	926	2,245
Dry-hole costs	1,867	96
Derivative instrument loss	-	59
Derivative instrument settlements	-	6
Changes in assets and liabilities:
Decrease in production receivable	552	509
Decrease in other current assets	63	67
Increase (decrease) in due to operators	88	(12)
Increase (decrease) in accrued expenses	8	(7)
Net cash provided by operating activities	3,774	6,137

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(21)	-
Capital expenditures for oil and gas properties	(1,692)	(1,216)
Investments in marketable securities	-	(11,500)
Proceeds from maturity of investments	5,002	5,500
Interest reinvested in salvage fund	(13)	(14)
Net cash provided by (used in) investing activities	3,276	(7,230)

Cash flows from financing activities
Distributions	(3,762)	(6,030)
Net cash used in financing activities	(3,762)	(6,030)

Net increase (decrease) in cash and cash equivalents	3,288	(7,123)
Cash and cash equivalents, beginning of period	14,188	14,687
Cash and cash equivalents, end of period	$17,476	$7,564

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to unproved properties	$-	$235

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents and held-to-maturity investments approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At June 30, 2013, the Fund’s bank balances exceeded federally insured limits by $7.5 million, of which $3.2 million was invested in money market accounts that invest solely in U.S. Treasury bills and notes.

Investments in Marketable Securities
At times, the Fund may invest in U.S. Treasury bills and notes.  These investments are considered short-term when their maturities are one year or less, and long-term when their maturities are greater than one year.  At December 31, 2012, the Fund had investments in marketable securities that were classified as held-to-maturity, which matured in June 2013.  Held-to-maturity investments are those securities that the Fund has the ability and intent to hold until maturity, and are recorded at cost plus accrued income, adjusted for the amortization of premiums and discounts, which approximates fair value.  For all investments, interest income is accrued as earned and amortization of premium or discount, if any, is included in interest income.

Salvage Fund
The Fund deposits in a separate interest-bearing account, or salvage fund, money to provide for the dismantling and removal of production platforms and facilities and plugging and abandoning its wells at the end of their useful lives, in accordance with applicable federal and state laws and regulations.  At June 30, 2013 and December 31, 2012, the Fund had investments in U.S. Treasury securities within its salvage fund that are classified as held-to-maturity of $0.9 million and $1.1 million, respectively.  The held-to-maturity investments at June 30, 2013 mature in August 2013. Interest earned on the account will become part of the salvage fund.  There are no restrictions on withdrawals from the salvage fund.

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

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At June 30, 2013 and December 31, 2012, amounts recorded in due to operators totaling $1.2 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

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

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. The following table presents changes in asset retirement obligations for the six months ended June 30, 2013 and for the year ended December 31, 2012.

	June 30, 2013	December 31, 2012
	(in thousands)
Balance - Beginning of period	$771	$644
Liabilities incurred	64	141
Accretion expense	-	6
Revisions in estimated cash flows	89	(20)
Balance - End of period	$924	$771

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

The Fund had no derivative contracts during the three and six months ended June 30, 2013.  For the three months ended June 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $16 thousand and unrealized gains of $16 thousand.  For the six months ended June 30, 2012, the Fund’s derivative instrument income consisted of realized losses of $59 thousand.

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

	Three months ended June 30,		Six months ended June 30,
Project	2013	2012	2013	2012
	(in thousands)
Staurolite Project	$1,876	$-	$1,876	$-
Dakota Project	-	1	-	69
Other wells	(9)	1	(9)	27
	$1,867	$2	$1,867	$96

4.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for the three and six months ended June 30, 2013 were $0.3 million and $0.7 million, respectively.   Management fees for the three and six months ended June 30, 2012 were $0.4 million and $0.7 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and six months ended June 30, 2013 were $0.3 million and $0.6 million, respectively.   Distributions paid to the Manager for the three and six months ended June 30, 2012 were $0.5 million and $0.9 million, respectively.

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

5.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2013, the Fund expects to spend $5.8 million related to its investments in oil and gas properties, of which $3.2 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At June 30, 2013 and December 31, 2012, there were no known environmental contingencies that required the Fund to record a liability.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	June 30, 2013	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$ 139	$ 495	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$ 1,351	$ 3,518	Well deemed to be a discovery in March 2012. Expected to commence production in 2015.
Marmalard Project	0.88%	$ 1,615	$ 4,303
Marmalard well #1 deemed to be a discovery in May 2012 and is expected to commence production in 2015.  Marmalard well #2 deemed to be a discovery in May 2013 and is expected to commence production in 2015.

Producing Properties
Carrera Project	5.0%	$ 7,629	$ 8,214
Production commenced in 2011. Well was shut-in for several weeks due to a third-party pipeline issue during late-March/early April 2013. During second quarter 2013, the well's umbilical was flooded and electrical communication was lost.  Costs to install a new umbilical are estimated to be $0.6 million.  Compressor was installed in second quarter 2013 at a cost of $58 thousand.

Liberty Project	5.0%	$ 7,520	$ 7,570
Production commenced in 2010.  Well was shut-in for several weeks due to a third-party pipeline issue during late-March/early April 2013.  Recompletion is planned for 2014 at an estimated cost of $50 thousand.

Fully Depleted Properties
Main Pass 283/279 well # 1	14.0%	$ 4,219	$ 4,219	Production commenced in 2008. The Fund is in the process of withdrawing its interest in the project.
Dry Holes
Staurolite Project	1.67%	$ 1,876	$ 1,876	Exploratory well, which began drilling in March 2013. Deemed to be a dry-hole in May 2013.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and six months ended June 30, 2013 and 2012, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenue
Oil and gas revenue	$1,994	$3,184	$4,812	$7,232

Expenses
Depletion, depreciation and amortization	359	1,105	926	2,245
Dry-hole costs	1,867	2	1,867	96
Management fees to affiliate	335	362	670	724
Operating expenses	355	408	830	779
General and administrative expenses	111	86	263	170
Total expenses	3,027	1,963	4,556	4,014
(Loss) income from operations	(1,033)	1,221	256	3,218
Other income (loss)	7	8	14	(44)
Net (loss) income	$(1,026)	$1,229	$270	$3,174

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Number of wells producing	2	2	2	3
Total number of production days	146	177	310	399
Oil sales (in thousands of barrels)	18	28	42	60
Average oil price per barrel	$104	$107	$107	$109
Gas sales (in thousands of mcfs)	36	46	103	124
Average gas price per mcf	$4.82	$2.42	$4.26	$2.23

The decreases in the number of production days and sales volumes during the three months ended June 30, 2013 were related to the Liberty and Carrera projects, which were shut-in for several weeks in late-March/early April 2013.  The decreases in the number of production days and gas sales volume for the six months ended June 30, 2013 were attributable to Main Pass 283/279 well #1, which reached the end of its productive life in March 2012, coupled with the Liberty and Carrera projects.  The decrease in oil sales volume during the six months ended June 30, 2013 was related to the Liberty and Carrera projects.   See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended June 30, 2013 was $2.0 million, a $1.2 million decrease from the three months ended June 30, 2012.  The decrease is principally attributable to decreased sales volumes totaling $1.2 million.  Oil and gas revenue for the six months ended June 30, 2013 was $4.8 million, a $2.4 million decrease from the six months ended June 30, 2012.  The decrease is attributable to decreased sales volumes totaling $2.2 million coupled with the impact of the change in average prices totaling $0.1 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended June 30, 2013 was $0.4 million, a decrease of $0.7 million from the three months ended June 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.4 million coupled with a decrease in average depletion rates totaling $0.3 million.  Depletion, depreciation and amortization for the six months ended June 30, 2013 was $0.9 million, a decrease of $1.3 million from the six months ended June 30, 2012.  The decrease resulted from a decrease in production volumes totaling $0.7 million coupled with a decrease in average depletion rates totaling $0.6 million.  The decrease in average depletion rates was primarily attributable to revisions in reserve estimates, primarily related to the Carrera Project.  See “Overview” above for additional information.

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

	Three months ended June 30,		Six months ended June 30,
Project	2013	2012	2013	2012
	(in thousands)
Staurolite Project	$1,876	$-	$1,876	$-
Dakota Project	-	1	-	69
Other wells	(9)	1	(9)	27
	$1,867	$2	$1,867	$96

Management Fees to Affiliate.  Management fees for the three months ended June 30, 2013 and 2012 were $0.3 million and $0.4 million, respectively. Management fees for each of the six months ended June 30, 2013 and 2012 were $0.7 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Lease operating expense	$264	$314	$604	$656
Geological costs	16	94	134	95
Workover expense	75	-	92	28
	$355	$408	$830	$779

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $11.13 per barrel of oil equivalent (“BOE”) and $10.27 per BOE during the three and six months ended June 30, 2013, respectively, compared to $8.05 per BOE and $7.32 per BOE during the three and six months ended June 30, 2012, respectively.  Geological costs, which represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects, principally related to the Staurolite Project.  Workover expense represents costs to restore or stimulate production of existing reserves of a proved property. During the three and six months ended June 30, 2013, workover expense related to the Liberty and Carrera Projects.   During the six months ended June 30, 2012, workover expense related to Main Pass 283/279 well #1.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Insurance expense	$66	$30	$182	$84
Accounting and professional fees	40	51	66	73
Trust fees and other	5	5	15	13
	$111	$86	$263	$170

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

Other Income (Loss).  Other income (loss) for the three and six months ended June 30, 2013 and 2012 is detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$7	$8	$14	$15
Realized losses on derivative instruments	-	(16)	-	(59)
Unrealized gains on derivative instruments	-	16	-	-
	$7	$8	$14	$(44)

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the six months ended June 30, 2013 were $3.8 million, primarily related to revenue received of $5.4 million, partially offset by operating expenses paid of $0.7 million, management fees of $0.7 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the six months ended June 30, 2012 were $6.1 million, primarily related to revenue received of $7.7 million, partially offset by operating expenses paid of $0.8 million, management fees of $0.7 million and general and administrative expenses paid of $0.1 million.

Investing Cash Flows
Cash flows provided by investing activities for the six months ended June 30, 2013 were $3.3 million, primarily related to proceeds received from the maturity of U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $1.7 million.

Cash flows used in investing activities for the six months ended June 30, 2012 were $7.2 million, primarily related to investments in U.S. Treasury securities of $11.5 million coupled with capital expenditures for oil and gas properties of $1.2 million, partially offset by proceeds received from the maturity of U.S. Treasury securities of $5.5 million.

Financing Cash Flows
Cash flows used in financing activities for the six months ended June 30, 2013 were $3.8 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the six months ended June 30, 2012 were $6.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of June 30, 2013, the Fund expects to spend $5.8 million related to its investments in oil and gas properties, of which $3.2 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at June 30, 2013 and December 31, 2012 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at June 30, 2013 and December 31, 2012, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.       CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2013.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY X FUND, LLC
Dated:	August 1, 2013	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 1, 2013	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)