Form 10-Q
period 2014-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2014-05-01
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
     Yes ☐      No ☒

As of May 1, 2014 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,421	$14,818
Salvage fund	140	140
Production receivable	175	229
Other current assets	34	58
Total current assets	14,770	15,245
Salvage fund	1,215	1,215
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	-	169
Proved properties	20,934	20,211
Equipment and facilities – in progress	405	277
Less: accumulated depletion, depreciation and amortization	(12,986)	(12,858)
Total oil and gas properties, net	8,353	7,799
Total assets	$24,368	$24,348

Liabilities And Members' Capital
Current liabilities:
Due to operators	$815	$343
Accrued expenses	41	40
Asset retirement obligations	140	140
Total current liabilities	996	523
Asset retirement obligations	1,373	1,373
Total liabilities	2,369	1,896

Commitments and contingencies (Note 3)

Members' capital:
Manager:
Distributions	(4,528)	(4,487)
Retained earnings	3,555	3,565
Manager's total	(973)	(922)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(27,836)	(27,600)
Accumulated deficit	(32,810)	(32,644)
Shareholders' total	22,972	23,374
Total members' capital	21,999	22,452
Total liabilities and members' capital	$24,368	$24,348

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2014	2013
Revenue
Oil and gas revenue	$878	$2,818

Expenses
Depletion, depreciation and amortization	128	567
Management fees to affiliate (Note 2)	322	335
Operating expenses	152	458
Workover expense	392	17
General and administrative expenses	64	152
Total expenses	1,058	1,529
(Loss) income from operations	(180)	1,289
Interest income	4	7
Net (loss) income	$(176)	$1,296

Manager Interest
Net (loss) income	$(10)	$291

Shareholder Interest
Net (loss) income	$(166)	$1,005
Net (loss) income per share	$(348)	$2,104

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(176)	$1,296
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	128	567
Changes in assets and liabilities:
Decrease in production receivable	54	319
Decrease in other current assets	24	26
Increase in due to operators	264	58
Increase in accrued expenses	1	88
Net cash provided by operating activities	295	2,354

Cash flows from investing activities
Capital expenditures for oil and gas properties	(415)	(114)
Interest reinvested in salvage fund	-	(6)
Net cash used in investing activities	(415)	(120)

Cash flows from financing activities
Distributions	(277)	(2,045)
Net cash used in financing activities	(277)	(2,045)

Net (decrease) increase in cash and cash equivalents	(397)	189
Cash and cash equivalents, beginning of period	14,818	14,188
Cash and cash equivalents, end of period	$14,421	$14,377

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$169	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions in which the investments are made. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required.  See Notes 2 and 3.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2013 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP.

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

Fair Value Measurements
The fair value measurement guidance provides a hierarchy that prioritizes and defines the types of inputs used to measure fair value.  The fair value hierarchy gives the highest priority to Level 1 inputs, which consists of unadjusted quoted prices for identical instruments in active markets.  Level 2 inputs consist of quoted prices for similar instruments.  Level 3 valuations are derived from inputs that are significant and unobservable; hence, these valuations have the lowest priority.  Cash and cash equivalents approximate fair value based on Level 1 inputs.

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2014, all of the Fund’s bank balances exceeded federally insured limits, as such amounts were not maintained in insured bank accounts.

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

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”   Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory drilling costs are expensed as dry-hole costs. Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.  Workover expense during the three months ended March 31, 2014 and 2013, totaling $0.4 million and $17 thousand, respectively, related to the Carrera Project.

Upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.4 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

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

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three months ended March 31, 2014 and 2013 were $41 thousand and $0.3 million, respectively.

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

3.	Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund expects to spend $6.7 million related to its investments in oil and gas properties, of which $2.8 million is expected to be spent during the next twelve months.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expense during the reporting period. Actual results may differ from those estimates and assumptions.  See “Notes to Unaudited Condensed Financial Statements” in Part I of this Quarterly Report for a presentation of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2013 Annual Report on Form 10-K.

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

		Total Spent
	Working	through	Total Fund
Project	Interest	March 31, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$405	$513	Floating production facility to service several wells, including the Diller and Marmalard wells. Expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$1,836	$3,533	Well deemed to be a discovery in March 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,142	$6,962	Marmalard well #1 and well #2 were deemed to be discoveries in May 2012 and May 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Carrera Project	5.0%	$8,109	$8,109	Production commenced in 2011. Well is currently shut-in due to ongoing repairs, and is expected to resume production in May 2014.
Liberty Project	5.0%	$7,520	$7,570	Production commenced in 2010. Recompletion is planned for 2015 at an estimated cost of $50 thousand.

Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended March 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$878	$2,818

Expenses
Depletion, depreciation and amortization	128	567
Management fees to affiliate	322	335
Operating expenses	152	458
Workover expense	392	17
General and administrative expenses	64	152
Total expenses	1,058	1,529
(Loss) income from operations	(180)	1,289
Interest income	4	7
Net (loss) income	$(176)	$1,296

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2014 and 2013.

	Three months ended March 31,
	2014	2013
Number of wells producing	1	2
Total number of production days	84	164
Oil sales (in thousands of barrels)	8	24
Average oil price per barrel	$100	$109
Gas sales (in thousands of mcfs)	20	63
Average gas price per mcf	$5.80	$4.45

The decreases in the number of wells producing, production days and sales volumes were primarily attributable to the Carrera Project, which was shut-in during first quarter 2014. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended March 31, 2014 was $0.9 million, a $1.9 million decrease from the three months ended March 31, 2013.  The decrease is attributable to decreased sales volumes totaling $1.9 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended March 31, 2014 was $0.1 million, a decrease of $0.4 million from the three months ended March 31, 2013.  The decrease resulted from a decrease in production volumes totaling $0.4 million.  See “Overview” above for additional information.

Management Fees to Affiliate.  Management fees for each of the three months ended March 31, 2014 and 2013 were $0.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Lease operating expense	$156	$340
Geological costs	-	118
Dry-hole costs	(4)	-
	$152	$458

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $14.21 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2014 compared to $9.85 per BOE during the three months ended March 31, 2013.  Geological costs represent costs incurred to obtain seismic data, surveys and lease rentals for the Fund’s projects.  During the three months ended March 31, 2013, geological costs principally related to the Staurolite Project.  Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  During the three months ended March 31, 2014 and 2013, workover expense of $0.4 million and $17 thousand, respectively, related to the Carrera Project.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended March 31,
	2014	2013
	(in thousands)
Insurance expense	$32	$116
Accounting and professional fees	31	26
Trust fees and other	1	10
	$64	$152

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

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and held-to-maturity investments.  Interest income for the three months ended March 31, 2014 and 2013 was $4 thousand and $7 thousand, respectively.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2014 were $0.3 million, primarily related to revenue received of $0.9 million, partially offset by management fees of $0.3 million, operating expenses paid of $0.2 million and workover expense paid of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2013 were $2.4 million, primarily related to revenue received of $3.1 million, partially offset by operating expenses paid of $0.4 million and management fees of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2014 were $0.4 million, related to capital expenditures for oil and gas properties.

Cash flows used in investing activities for the three months ended March 31, 2013 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows
Cash flows used in financing activities for the three months ended March 31, 2014 were $0.3 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the three months ended March 31, 2013 were $2.0 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis. As of March 31, 2014, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production. The Fund currently expects to spend an additional $6.6 million related to the development of these projects, which the Fund anticipates will include the development of up to seven wells, with related platform and pipeline infrastructure. It is also possible that full development of the Marmalard project will entail the drilling of an additional well beyond the projected wells, the cost of which is not included in the above estimates.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                  CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	May 1, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 1, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)