Form 10-Q
period 2014-09-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2014-10-23
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 2014
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
     Yes ☐     No ☒

As of October 23, 2014 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$13,879	$14,818
Salvage fund	-	140
Production receivable	506	229
Other current assets	67	58
Total current assets	14,452	15,245
Salvage fund	1,533	1,215
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	5	169
Proved properties	21,322	20,211
Equipment and facilities – in progress	269	277
Less: accumulated depletion, depreciation and amortization	(13,800)	(12,858)
Total oil and gas properties, net	7,796	7,799
Total assets	$23,811	$24,348

Liabilities And Members' Capital
Current liabilities:
Due to operators	$449	$343
Accrued expenses	34	40
Asset retirement obligations	-	140
Total current liabilities	483	523
Asset retirement obligations	1,513	1,373
Total liabilities	1,996	1,896

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(4,709)	(4,487)
Retained earnings	3,830	3,565
Manager's total	(879)	(922)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(28,857)	(27,600)
Accumulated deficit	(32,067)	(32,644)
Shareholders' total	22,694	23,374
Total members' capital	21,815	22,452
Total liabilities and members' capital	$23,811	$24,348

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue
Oil and gas revenue	$1,497	$1,877	$4,113	$6,689

Expenses
Depletion, depreciation and amortization	406	353	942	1,279
Dry-hole costs	64	-	54	1,867
Management fees to affiliate (Note 3)	322	321	966	991
Operating expenses	316	250	739	988
Workover expense	34	126	400	218
General and administrative expenses	55	55	182	318
Total expenses	1,197	1,105	3,283	5,661
Income from operations	300	772	830	1,028
Interest income	4	5	12	19
Net income	$304	$777	$842	$1,047

Manager Interest
Net income	$111	$167	$265	$617

Shareholder Interest
Net income	$193	$610	$577	$430
Net income per share	$405	$1,276	$1,209	$900

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities
Net income	$842	$1,047
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion, depreciation and amortization	942	1,279
Dry-hole costs	54	1,867
Changes in assets and liabilities:
(Increase) decrease in production receivable	(277)	923
Increase in other current assets	(9)	(17)
Increase (decrease) in due to operators	132	(8)
Decrease in accrued expenses	(6)	(5)
Net cash provided by operating activities	1,678	5,086

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(6)	(238)
Capital expenditures for oil and gas properties	(954)	(3,012)
Proceeds from maturity of investments	-	5,002
Investments in salvage fund	(178)	(16)
Net cash (used in) provided by investing activities	(1,138)	1,736

Cash flows from financing activities
Distributions	(1,479)	(4,816)
Net cash used in financing activities	(1,479)	(4,816)

Net (decrease) increase in cash and cash equivalents	(939)	2,006
Cash and cash equivalents, beginning of period	14,818	14,188
Cash and cash equivalents, end of period	$13,879	$16,194

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$169	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At September 30, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

At September 30, 2014 and December 31, 2013, amounts recorded in due to operators totaling $0.1 million and $0.2 million, respectively, related to capital expenditures for oil and gas properties.

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

2.           Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and nine months ended September 30, 2014, dry-hole costs were $64 thousand and $54 thousand, respectively.  During the nine months ended September 30, 2013, dry-hole costs of $1.9 million related to the Staurolite Project.  There were no dry-hole costs recorded during the three months ended September 30, 2013.

During the three and nine months ended September 30, 2014, workover expense of $34 thousand and $0.4 million, respectively, related to the Carrera Project.  During the three and nine months ended September 30, 2013, workover expense of $0.1 million and $0.2 million, respectively, related to the Carrera and Liberty projects.

3.           Related Parties

The LLC Agreement provides that the Manager render management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.3 million and $1.0 million, respectively.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager for the three and nine months ended September 30, 2014 were $0.1 million and $0.2 million, respectively.  Distributions paid to the Manager for the three and nine months ended September 30, 2013 were $0.2 million and $0.7 million, respectively.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $8.6 million, of which $2.8 million is expected to be spent during the next twelve months. These expected capital commitments include asset retirement obligations for the Fund’s projects of $2.2 million.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At September 30, 2014 and December 31, 2013, there were no known environmental contingencies that required the Fund to record a liability.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent
	Working	through	Total Fund
Project	Interest	September 30, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$274	$373	Floating production facility to service several wells, including the Diller and Marmalard wells, which is expected to be placed in service in 2015.
Non-producing Properties
Diller Project	0.88%	$2,035	$3,928	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in 2015.
Marmalard Project	0.88%	$2,316	$7,435	Wells #1 and #2 were deemed to be discoveries in 2012 and 2013, respectively. Completion efforts are ongoing and production is expected to commence in 2015.
Producing Properties
Carrera Project	5.0%	$8,124	$8,774	Production commenced in 2011. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities.

Liberty Project	5.0%	$7,520	$8,220	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2015.

Results of Operations

The following table summarizes the Fund’s results of operations for the three and nine months ended September 30, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I in this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$1,497	$1,877	$4,113	$6,689

Expenses
Depletion, depreciation and amortization	406	353	942	1,279
Dry-hole costs	64	-	54	1,867
Management fees to affiliate	322	321	966	991
Operating expenses	316	250	739	988
Workover expense	34	126	400	218
General and administrative expenses	55	55	182	318
Total expenses	1,197	1,105	3,283	5,661
Income from operations	300	772	830	1,028
Interest income	4	5	12	19
Net income	$304	$777	$842	$1,047

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Number of wells producing	2	2	2	2
Total number of production days	146	163	378	473
Oil sales (in thousands of barrels)	14	16	37	58
Average oil price per barrel	$95	$108	$99	$107
Gas sales (in thousands of mcfs)	32	38	92	146
Average gas price per mcf	$4.97	$4.68	$4.88	$4.17

The decreases in production days and sales volume were primarily attributable to the Carrera Project, which was shut-in periodically during 2014 coupled with natural declines in well production. See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Oil and gas revenue for the three months ended September 30, 2014 was $1.5 million, a $0.4 million decrease from the three months ended September 30, 2013.  The decrease was attributable to decreased sales volume totaling $0.2 million coupled with the impact of the change in average prices totaling $0.2 million.  Oil and gas revenue for the nine months ended September 30, 2014 was $4.1 million, a $2.6 million decrease from the nine months ended September 30, 2013.  The decrease was attributable to decreased sales volume totaling $2.4 million coupled with the impact of the change in average prices totaling $0.2 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the three months ended September 30, 2014 was $0.4 million, an increase of $53 thousand from the three months ended September 30, 2013.  The increase resulted from an increase in average depletion rates totaling $99 thousand, partially offset by a decrease in production volume totaling $46 thousand.  Depletion, depreciation and amortization for the nine months ended September 30, 2014 was $0.9 million, a decrease of $0.3 million from the nine months ended September 30, 2013.  The decrease resulted from a decrease in production volume totaling $0.4 million, partially offset by an increase in average depletion rates totaling $0.2 million. The increases in average depletion rates were attributable to additional capital costs related to the Liberty and Carrera projects coupled with decreases in reserve estimates.  See “Overview” above for additional information.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the three and nine months ended September 30, 2014, dry-hole costs were $64 thousand and $54 thousand, respectively.  During the nine months ended September 30, 2013, dry-hole costs of $1.9 million related to the Staurolite Project.  There were no dry-hole costs recorded during the three months ended September 30, 2013.

Management Fees to Affiliate.  Management fees for each of the three and nine months ended September 30, 2014 and 2013 were $0.3 million and $1.0 million, respectively.   An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Lease operating expense	$315	$250	$735	$854
Geological costs	1	-	4	134
	$316	$250	$739	$988

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $16.32 per barrel of oil equivalent (“BOE”) and $14.05 per BOE during the three and nine months ended September 30, 2014, respectively, compared to $11.29 per BOE and $10.43 per BOE during the three and nine months ended September 30, 2013, respectively.  Geological costs represent costs incurred to obtain seismic data, surveys and lease rentals.  During the nine months ended September 30, 2013, geological costs primarily related to the Staurolite Project.

Workover Expense. Workover expense represents costs to restore or stimulate production of existing reserves.  During the three and nine months ended September 30, 2014, workover expense of $34 thousand and $0.4 million, respectively, related to the Carrera Project.  During the three and nine months ended September 30, 2013, workover expense of $0.1 million and $0.2 million, respectively, related to the Carrera and Liberty projects.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)
Accounting and professional fees	$34	$26	$95	$92
Insurance expense	20	17	85	199
Trust fees and other	1	12	2	27
	$55	$55	$182	$318

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the nine months ended September 30, 2014 were $1.7 million, primarily related to revenue received of $3.8 million, partially offset by management fees of $1.0 million, operating expenses paid of $0.6 million, workover expense paid of $0.4 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the nine months ended September 30, 2013 were $5.1 million, primarily related to revenue received of $7.6 million, partially offset by operating expenses paid of $1.2 million, management fees of $1.0 million and general and administrative expenses paid of $0.3 million.

Investing Cash Flows
Cash flows used in investing activities for the nine months ended September 30, 2014 were $1.1 million, related to capital expenditures for oil and gas properties of $1.0 million, inclusive of advances, and investments in the salvage fund of $0.2 million.

Cash flows provided by investing activities for the nine months ended September 30, 2013 were $1.7 million, primarily related to proceeds received from the maturity of U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $3.3 million, inclusive of advances.

Financing Cash Flows
Cash flows used in financing activities for the nine months ended September 30, 2014 were $1.5 million, related to manager and shareholder distributions.

Cash flows used in financing activities for the nine months ended September 30, 2013 were $4.8 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its investment properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of September 30, 2014, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production.  The Fund currently anticipates such development will include up to seven wells, with related platform and pipeline infrastructure. It is also possible that full development of the Marmalard Project will entail the drilling of an additional well beyond the projected wells, the cost of which is not included in the below estimates.  See “Liquidity Needs” below.

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

As of September 30, 2014, the Fund’s estimated capital commitments related to its investments in oil and gas properties were $8.6 million, of which $2.8 million is expected to be spent during the next twelve months. These expected capital commitments include asset retirement obligations for the Fund’s projects of $2.2 million.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at September 30, 2014 and December 31, 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at September 30, 2014 and December 31, 2013, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements and believes that these recent pronouncements will not have a material effect on the Fund’s financial statements.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.                CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2014.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	October 23, 2014	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	October 23, 2014	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)