Form 10-K
period 2014-12-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2015-02-26
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐   No  ☒

There is no market for the shares of LLC Membership Interest in the Fund.  As of February 26, 2015 there are 477.8874 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY X FUND, LLC
2014 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the US Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market conditions affecting the pricing and production of oil and natural gas, the cost and availability of equipment, and changes in governmental regulations.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.                BUSINESS

Overview

The Fund is a Delaware limited liability company (“LLC”) formed on August 30, 2007 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.

The Fund initiated its private placement offering on January 2, 2008, selling whole and fractional shares of membership interests (“Shares”), consisting of Limited Liability Shares of Membership Interests (“Limited Liability Shares”) and Investor GP Shares of Membership Interests (“Investor GP Shares”), primarily at $200 thousand per whole Share. The Limited Liability Shares and the Investor GP Shares constitute a single class of securities as defined in Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In January 2015, pursuant to the LLC Agreement, Ridgewood Energy Corporation, as manager of the Fund converted all then outstanding Investor GP Shares to Limited Liability Shares.  There is no public market for the Shares and one is not likely to develop. In addition, the Shares are subject to material restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”) and applicable federal and state securities laws. The private placement offering was terminated on April 30, 2008.  The Fund raised $94.7 million and after payment of $15.4 million in offering fees, commissions and investment fees, the Fund had $79.3 million for investments and operating expenses.

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

As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.  Management fees for each of the years ended December 31, 2014 and 2013 were $1.3 million.  Additionally, the Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2014 and 2013 were $0.4 million and $0.8 million, respectively.

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

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  Distributions are funded from cash flow from operations, and the frequency and amount are within the Manager’s discretion subject to available cash from operations, reserve requirements and Fund operations.  The Fund has invested in the drilling and development of both shallow and deepwater oil and natural gas projects in the U.S. offshore waters of Texas, Louisiana, and Alabama in the Gulf of Mexico, in partnership with exploration and production companies.  At December 31, 2014, the Fund’s participation in investments in oil and natural gas properties had been completely identified and contracted and the balance of the Fund’s capital has been fully allocated to complete such projects and since that time, the Fund has not investigated or invested in, and does not expect in the future to investigate or invest in, any additional projects, other than those in which the Fund currently has a working interest.

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

Investment Committee
Ridgewood Energy maintains an investment committee consisting of five members, which provides operational, financial, scientific and technical oil and gas expertise to the Fund (the “Investment Committee”).  Two members of the Investment Committee are based out of the Manager’s Montvale, New Jersey office and three members are based out of the Manager’s Houston, Texas office.  Currently, the Investment Committee activities surrounding the Fund are principally related to the development and operation of properties for which it already has a working interest.

Participation and Joint Operating Agreements
Ridgewood Energy negotiates participation and joint operating agreements with the goal of achieving the best possible economics and governance rights for the Fund in connection with acquiring the interest.  Under the joint operating agreement, proposals and decisions are generally made based on percentage ownership approvals and although an operator’s percentage ownership may constitute a majority ownership, operators generally seek consensus relating to project decisions.  As a result, Ridgewood Energy and other partners generally retain the right to make proposals and influence decisions involving certain operational matters associated with a project.  This approval discretion and the operator’s desire to execute the project efficiently and expeditiously can function to limit the operator’s inclination to act on its own, or against the interests of the participants in the project.

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

Royalty Payments
Generally, working interests in an offshore oil and natural gas lease under the OCSLA pay a 12.5%, 16.67% or 18.75% royalty to the Bureau of Ocean Energy Management (“BOEM”) depending on the lease.  Other than BOEM royalties, the Fund does not have material royalty burdens.

Deep Gas Royalty Relief
On January 26, 2004, the BOEM promulgated a rule providing incentives for companies to increase deep natural gas production in the Gulf of Mexico (the "Royalty Relief Rule"). The Royalty Relief Rule does not extend to deep waters of the Gulf of Mexico off the Outer Continental Shelf nor does it apply if the price of natural gas exceeds $11.35 (estimated) Million British Thermal Units (“mmbtu”), adjusted annually for inflation.  The Fund currently has two leases, the Liberty and Carrera projects, which qualify for royalty relief under the Royalty Relief Rule.

Deepwater Royalty Relief
In addition to the Royalty Relief Rule, the Deep Water Royalty Relief Act of 1995 (the “Deepwater Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production.  The Deepwater Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater.  The Fund currently has one lease, the Liberty Project, which qualifies for royalty relief under the Deepwater Relief Act.

Properties

Productive Wells
The following table sets forth the number of productive oil and natural gas wells in which the Fund owned an interest as of December 31, 2014.  Productive wells are producing wells and wells mechanically capable of production.  Gross wells are the total number of wells in which the Fund owns a working interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	2	0.10

During January 2015, the Fund determined that the Carrera Project, one of the productive wells included in the table above, was no longer mechanically capable of producing.

Acreage Data
The following table sets forth the Fund’s interests in developed and undeveloped oil and gas acreage as of December 31, 2014.  Gross acres are the total number of acres in which the Fund owns a working interest.  Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and gas leases that have varying terms.   All of the wells are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

Developed Acres		Undeveloped Acres
Gross	Net	Gross	Net
11,520	576	28,800	252

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  The budget for each project is inclusive of estimated asset retirement obligations.

		Total Spent
	Working	through	Total Fund
Project	Interest	December 31, 2014	Budget	Status
		(in thousands)
Equipment and Facilities
Delta House Project	0.06%	$313	$529	Floating production facility to service several wells, including the Diller and Marmalard wells, which is expected to be placed in service in second quarter 2015.
Non-producing Properties
Diller Project	0.88%	$2,298	$3,711	Well deemed to be a discovery in 2012. Completion efforts are ongoing and production is expected to commence in third quarter 2015.
Marmalard Project	0.88%	$3,235	$7,923
Wells #1 and #2 were deemed to be discoveries in 2012 and 2013, respectively.  Well #3 began drilling in December 2014. Completion efforts are ongoing and production is expected to commence in second quarter 2015.

Producing Properties
Carrera Project	5.0%	$8,124	$8,774
Production commenced in 2011.  Well was periodically shut-in during 2014.  On January 2, 2015, the well experienced mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that the estimated costs to bring the well back on production were not economic relative to the remaining reserves.  Accordingly, the Fund has fully impaired the net book value of the well as of December 31, 2014.

Liberty Project	5.0%	$7,520	$8,220	Production commenced in 2010. Well is currently producing, however, was shut-in periodically during 2014 due to maintenance activities. Recompletion is planned for 2016.

Marketing/Customers

The Manager, on behalf of the Fund, has engaged Energy Upgrade, Inc. to market the Fund’s oil and natural gas.  The number of customers purchasing the Fund’s oil and natural gas may vary from time to time.  Currently, and during 2014, the Fund had two major customers in the public market.  Because a ready market exists for oil and natural gas, the Fund does not believe that the loss of any individual customer would have a material adverse effect on its financial position or results of operations.

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

The Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather.  Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November.  The Fund did not experience any damage, shut-ins, or production stoppages due to hurricane activity in 2014.

Operator

The projects in which the Fund has invested are operated and controlled by unaffiliated third-party entities acting as operators. The operators are responsible for drilling, administration and production activities for leases jointly owned by working interest owners and act on behalf of all working interest owners under the terms of the applicable operating agreement. In certain circumstances, operators will enter into agreements with independent third-party subcontractors and suppliers to provide the various services required for operating leases. Currently, the Fund's properties are operated by Deep Gulf Energy LP and LLOG Exploration Offshore, L.L.C.

Because the Fund does not operate any of the projects in which it has acquired a working interest, shareholders not only bear the risk that the Manager will be able to select suitable projects, but also that, once selected, such projects will be managed prudently, efficiently and fairly by the operators.

Insurance

The Manager has obtained what it believes to be adequate insurance for the funds that it manages to cover the risks associated with the Fund’s passive investments, including those of the Fund.  Although the Fund is not an operator, the Manager has, nonetheless, obtained hazard, property, general liability and other insurance in commercially reasonable amounts to cover its projects, as well as general liability, directors’ and officers’ liability and similar coverage for its business operations. However, there is no assurance that such insurance will be adequate to protect the Fund from material losses related to its projects.  In addition, the Manager's past practice has been to obtain insurance as a package that is intended to cover most, if not all, of the funds under its management.  The Manager re-evaluates the insurance coverage on an annual basis.  While the Manager believes it has obtained adequate insurance in accordance with customary industry practices, the possibility exists, depending on the extent of the incident, that insurance coverage may not be sufficient to cover all losses.  In addition, depending on the extent, nature and payment of any claims to the Fund's affiliates, yearly insurance limits may be exhausted and become insufficient to cover a claim made by the Fund in a given year.

Salvage Fund

The Fund deposits in a separate interest-bearing account, or salvage fund, cash to provide for the Fund’s proportionate share of the anticipated cost of dismantling production platforms and facilities, plugging and abandoning the wells, and removing the platforms, facilities and wells in respect of the projects after the end of their useful lives, in accordance with applicable federal and state laws and regulations.  As of December 31, 2014, the Fund has deposited $1.5 million from capital contributions and reinvested interest into a salvage fund.  As a result of the significant capital required and number of wells anticipated for the Diller and Marmalard projects, any further contributions to the salvage fund will reduce the amount of cash distributions that would be made to investors by the Fund.  Any portion of a salvage fund that remains after the Fund pays its share of the actual salvage cost will be distributed to the shareholders and the Manager. There are no legal restrictions on the withdrawal or use of the salvage fund.

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

Offices

The principal administrative office of both the Fund and the Manager is located at 14 Philips Parkway, Montvale, NJ 07645, and their phone number is 800-942-5550. The Manager leases additional office space at 1254 Enclave Parkway, Houston, TX 77077 and also owns additional office space at 79 Turtle Point, Tuxedo Park, NY, 10987.  In addition, the Manager maintains leases for other offices that are used for administrative purposes for the Fund and other funds managed by the Manager.

Regulation

Oil and natural gas exploration, development, production and transportation activities are subject to extensive federal and state laws and regulations. Regulations governing exploration and development activities require, among other things, the Fund’s operators to obtain permits to drill projects and to meet bonding, insurance and environmental requirements in order to drill, own or operate projects. In addition, the location of projects, the method of drilling and casing projects, the restoration of properties upon which projects are drilled, and the plugging and abandoning of projects are also subject to regulations.  The Fund owns projects that are located in the offshore waters of the Gulf of Mexico on the OCS. The Fund’s operations and activities are therefore governed by the OCSLA and certain other laws and regulations.

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM, an agency of the United States Department of Interior (the “Department of Interior”). Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (the “BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS.  Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. The BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE has proposed stricter requirements for subsea drilling production equipment and has indicated that there will be an additional, separate rulemaking to govern the design, performance and maintenance of blowout preventers, but that rule has not yet been published. BSEE has also published a draft statement of policy on safety culture with nine proposed characteristics of a robust safety culture. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

Sales and Transportation of Oil and Natural Gas

The Fund sells its proportionate share of oil and natural gas to the market through a marketer or a joint operating agreement and receives market prices from such sales. These sales are not currently subject to regulation by any federal or state agency. However, in order for the Fund to make such sales, it is dependent upon unaffiliated pipeline companies whose rates, terms and conditions of transport are subject to regulation by the Federal Energy Regulatory Commission ("FERC"). The rates, terms and conditions are regulated by FERC pursuant to a variety of statutes, including the OCSLA, the Natural Gas Act of 1938, The Natural Gas Policy Act of 1978 and the Energy Policy Acts of 1992 and 2005.  Generally, depending on certain factors, pipelines can charge rates that are either market-based or cost-of-service. In some circumstances, rates can be agreed upon pursuant to settlement. Thus, the rates that pipelines charge the Fund, although regulated, are beyond the Fund’s control. Nevertheless, such rates would apply uniformly to all transporters on that pipeline and, as a result, management does not anticipate that the impact to the Fund of any changes in such rates, terms or conditions would be materially different than the impact upon other oil or natural gas producers and marketers.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

The Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”) and was enacted in response to the numerous tanker spills, including the Exxon Valdez spill, that occurred in the 1980s. Among other things, the OPA clarifies the federal response authority to, and increases penalties for, such spills.  OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA establishes a liability limit for onshore facilities of $350 million, while the liability limit for offshore facilities is equal to all removal costs plus up to $75 million in other damages. These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up.  Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. The failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA, and the Fund believes that compliance with the OPA’s financial assurance and other operating requirements will not have a material impact on its operations or financial condition.

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

The above represents a brief outline of significant environmental laws that may apply to the Fund’s operations. The Fund believes that its operators are in compliance with each of these environmental laws and the regulations promulgated thereunder.  The Fund does not believe that its environmental, health and safety risks are materially different from those of comparable companies in the United States in the offshore oil and gas industry.  However, there are no assurances that the environmental regulations described above will not result in curtailment of production or material increases in the costs of production, development or exploration, or otherwise have a material adverse effect on the Fund’s operating results and cash flows.

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

Drilling Activity
The following table sets forth the Fund’s drilling activity for the years ended December 31, 2014 and 2013.  Gross wells are the total number of wells in which the Fund has an interest.  Net wells are the sum of the Fund’s fractional working interests owned in the gross wells.  All of the wells in-progress at December 31, 2014 and 2013 are expected to produce both oil and natural gas, and are located in the offshore waters of the Gulf of Mexico.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information about wells in-progress at December 31, 2014.

	2014		2013
	Gross	Net	Gross	Net
Exploratory wells:
Nonproductive	-	-	1	0.02
In-progress	2	0.02	2	0.02
Exploratory well total	2	0.02	3	0.04

Development wells:
In-progress	2	0.02	1	0.01
Development well total	2	0.02	1	0.01

Unaudited Oil and Gas Reserve Quantities
The preparation of the Fund’s oil and gas reserve estimates are completed in accordance with the Fund’s internal control procedures over reserve estimation.  The Fund’s management controls over proved reserve estimation include: 1) verification of input data that is provided to an independent petroleum engineering firm; 2) engagement of well-qualified and independent reservoir engineers for preparation of reserve reports annually in accordance with SEC reserve estimation guidelines; and 3) a review of the reserve estimates by the Manager.

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

The Fund’s reserve estimates at December 31, 2014 and 2013 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves.  At December 31, 2014, the Fund had approximately 477 thousand barrels and 1.2 million mcf of proved undeveloped oil and natural gas reserves, respectively.  At December 31, 2013, the Fund had approximately 468 thousand barrels and 1.1 million mcf of proved undeveloped oil and natural gas reserves, respectively.  Such reserves are related to the Diller and Marmalard projects, which were determined to be discoveries in 2012.

During the year ended December 31, 2014, the Fund incurred costs to advance the development of proved undeveloped reserves of approximately $2.1 million, which related to the Diller and Marmalard projects. Information regarding estimated future development costs relating to the development of the Fund’s non-producing properties, which is contained in Item 1. “Business” of this Annual Report under the heading “Properties”, is incorporated herein by reference. Estimated future development costs include capital spending on major development projects, some of which will take several years to complete. Proved undeveloped reserves related to major development projects will be reclassified to proved developed reserves when production commences.

Production and Prices
The information regarding the Fund’s production of oil and natural gas, and certain price and cost information for the years ended December 31, 2014 and 2013 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments
As of December 31, 2014, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.                LEGAL PROCEEDINGS

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of the date of this filing, there were 1,303 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement.  At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders.  Due to the significant capital required to develop the Diller and Marmalard projects, distributions have been impacted, and will be impacted in the future, by amounts reserved to provide for their ongoing development costs and funding their estimated asset retirement obligations. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2014 and 2013, the Fund paid distributions totaling $2.4 million and $5.3 million, respectively.

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

Factors affecting market pricing for oil and natural gas include:

•	weather conditions;
•	economic conditions, including demand for petroleum-based products;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	governmental regulations, both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the price of foreign imports of oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the availability of alternate fuel sources.

Changes in commodity prices may significantly affect liquidity and expected operating results. Price changes will directly affect revenues. Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable. Significant declines in prices could result in non-cash charges to earnings due to impairment.

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

Results of Operations

The following table summarizes the Fund’s results of operations for the years ended December 31, 2014 and 2013, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2014	2013
	(in thousands)
Revenue
Oil and gas revenue	$5,246	$7,530

Expenses
Depletion, depreciation and amortization	1,321	1,454
Dry-hole costs	36	1,862
Impairment of oil and gas properties	1,615	-
Management fees to affiliate	1,287	1,313
Operating expenses	1,037	1,204
Workover expense	401	640
General and administrative expenses	240	410
Total expenses	5,937	6,883
(Loss) income from operations	(691)	647
Interest income	15	21
Net (loss) income	$(676)	$668

Overview.   The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2014 and 2013.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Year ended December 31,
	2014	2013
Number of wells producing	2	2
Total number of production days	563	576
Oil sales (in thousands of barrels)	51	66
Average oil price per barrel	$91	$105
Gas sales (in thousands of mcfs)	131	168
Average gas price per mcf	$4.52	$4.12

The decreases in production days and sales volume were primarily attributable to the Carrera Project, which was shut-in periodically throughout 2014 due to ongoing mechanical issues and various repair and maintenance activities.  During January 2015, the Fund determined that the Carrera Project was no longer mechanically capable of producing and has determined that the well was fully impaired at December 31, 2014.  See Item 1. “Business” of this Annual Report under the heading “Properties” for more information.

Oil and Gas Revenue.  Oil and gas revenue for the year ended December 31, 2014 was $5.2 million, a decrease of $2.3 million from the year ended December 31, 2013.  The decrease was attributable to decreased sales volume totaling $1.7 million coupled with the impact of the change in average prices totaling $0.6 million.  See “Overview” above for additional information.

Depletion, Depreciation and Amortization.  Depletion, depreciation and amortization for the year ended December 31, 2014 was $1.3 million, a decrease of $0.1 million from the year ended December 31, 2013.  The decrease resulted from a decrease in production volumes totaling $0.3 million, partially offset by an increase in average depletion rates totaling $0.2 million.   The increase in average depletion rates was attributable to increased estimated asset retirement costs coupled with decreases in reserve estimates.  See “Overview” above for additional information.

Dry-hole Costs. Dry-hole costs are those costs incurred to drill and develop a well that is ultimately found to be incapable of producing either oil or natural gas in sufficient quantities to justify completion of the well.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the year ended December 31, 2014, dry-hole costs were $36 thousand.  During the year ended December 31, 2013, dry-hole costs of $1.9 million related to the Staurolite Project.

Impairment of Oil and Gas Properties.   During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves and the well was fully impaired.  Accordingly, during the year ended December 31, 2014, the Fund recorded an impairment of oil and gas properties of $1.6 million, representing the remaining net book value at the date of impairment.  There were no impairments of oil and gas properties during the year ended December 31, 2013.

Management Fees to Affiliate. Management fees for each of the years ended December 31, 2014 and 2013 were $1.3 million.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2014	2013
	(in thousands)
Lease operating expense	$993	$1,052
Accretion expense	39	16
Geological costs	5	136
	$1,037	$1,204

Lease operating expense relates to the Fund’s producing properties during each period as outlined above in “Overview”.  The average production cost was $13.65 per barrel of oil equivalent (“BOE”) during the year ended December 31, 2014 compared to $11.22 per BOE during the year ended December 31, 2013.  Accretion expense related to the asset retirement obligations established for the Fund’s proved properties.  Geological costs represent costs incurred to obtain seismic data, surveys and lease rentals.

Workover Expense.  Workover expense represents costs to restore or stimulate production of existing reserves.  Workover expense of $0.4 million during the year ended December 31, 2014 related to the Carrera Project. Workover expense of $0.6 million during the year ended December 31, 2013 related to the Carrera and Liberty projects.

General and Administrative Expenses. General and administrative expenses represent costs specifically identifiable or allocable to the Fund, as detailed in the following table.

	Year ended December 31,
	2014	2013
	(in thousands)
Accounting and professional fees	$125	$122
Insurance expense	112	261
Trust fees and other	3	27
	$240	$410

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the year ended December 31, 2014 were $2.5 million, primarily related to revenue received of $5.3 million, partially offset by management fees of $1.3 million, operating expenses paid of $0.9 million, workover expense paid of $0.4 million and general and administrative expenses paid of $0.2 million.

Cash flows provided by operating activities for the year ended December 31, 2013 were $4.9 million, primarily related to revenue received of $8.4 million, partially offset by management fees of $1.3 million, operating expenses paid of $1.2 million, workover expense paid of $0.6 million and general and administrative expenses paid of $0.4 million.

Investing Cash Flows
Cash flows used in investing activities for the year ended December 31, 2014 were $2.3 million, related to capital expenditures for oil and gas properties of $2.1 million, inclusive of advances, and investments in salvage fund of $0.2 million.

Cash flows provided by investing activities for the year ended December 31, 2013 were $1.0 million, primarily related to proceeds from the maturity of U.S. Treasury securities of $5.0 million, partially offset by capital expenditures for oil and gas properties of $3.8 million, inclusive of advances, and investments in the salvage fund of $0.2 million.

Financing Cash Flows
Cash flows used in financing activities for the year ended December 31, 2014 were $2.4 million related to manager and shareholder distributions.

Cash flows used in financing activities for the year ended December 31, 2013 were $5.3 million related to manager and shareholder distributions.

Estimated Capital Expenditures

The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of December 31, 2014, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production.  The Fund currently expects to spend an additional $6.3 million related to the development of these projects, which the Fund anticipates will include the development of eight wells, with related platform and pipeline infrastructure. See “Liquidity Needs” below for additional information.

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering, which may be all the capital it will obtain. The number of projects in which the Fund could invest was limited, and each unsuccessful project the Fund experienced exhausted its capital and reduced its ability to generate revenue.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties.  Such needs are funded utilizing operating income, existing cash on-hand and income earned therefrom.

As of December 31, 2014, the Fund’s estimated capital commitments related to its oil and gas properties were $7.8 million (which include asset retirement obligations for the Fund’s projects of $2.3 million), of which $3.2 million is expected to be spent during the year ending December 31, 2015.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the significant capital required to develop the Diller and Marmalard projects, distributions have been impacted, and will be impacted in the future, by amounts reserved to provide for their ongoing development costs and funding their estimated asset retirement obligations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at December 31, 2014 and 2013 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at December 31, 2014 and 2013 other than those discussed in “Estimated Capital Expenditures” above.

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

Disclosure Controls and Procedures
Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2014.  Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO”) in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2014, the Fund’s internal control over financial reporting is effective.

This Annual Report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting
The Chief Executive Officer and Chief Financial Officer of the Fund have concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager.  The Manager has very broad authority, including the authority to appoint the executive officers of the Fund.  Executive officers of the Fund and their ages at December 31, 2014 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 67 Chief Executive Officer

Kenneth W. Lang, 60 President and Chief Operating Officer

Kathleen P. McSherry, 49 Executive Vice President and Chief Financial Officer

Robert L. Gold, 56 Executive Vice President

Daniel V. Gulino, 54 Senior Vice President, General Counsel and Secretary

The officers in the above table have been officers of the Fund since August 30, 2007, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of the Fund since June 2009.  The officers are employed by and paid exclusively by the Manager.  Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson has served as the Chairman, Chief Executive Officer, and controlling shareholder of Ridgewood Energy since its inception and is the Chairman of the Investment Committee.  Mr. Swanson is also the Chairman of Ridgewood Capital Management, LLC and Ridgewood Private Equity Partners, LLC, and President of Ridgewood Securities Corporation, affiliates of Ridgewood Energy.  Mr. Swanson is an inactive member of the New York and New Jersey State Bars. He is a graduate of Amherst College and Fordham University Law School.

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

Robert L. Gold has served as a senior officer of Ridgewood Energy since 1987 and is a member of the Investment Committee.  Mr. Gold has also served as the President and Chief Executive Officer of Ridgewood Capital since its inception in 1998. Mr. Gold is a member of the New York State Bar. Mr. Gold is a graduate of Colgate University and New York University School of Law.

Daniel V. Gulino is Senior Vice President - Legal Affairs and Secretary for Ridgewood Energy and has served as counsel for Ridgewood Energy since 2003. Mr. Gulino also serves as Senior Vice President of Legal Affairs of Ridgewood Capital Management, LLC and Ridgewood Private Equity Partners, LLC and Senior Vice President & General Counsel of Ridgewood Securities Corporation.  Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that during the year ended December 31, 2014, all filing requirements applicable to its officers, directors and 10% beneficial owners were met on a timely basis.

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

ITEM 13.              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the years ended December 31, 2014 and 2013 were $1.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2014 and 2013 were $0.4 million and $0.8 million, respectively.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP for the years ended December 31, 2014 and 2013.

	Year ended December 31,
	2014	2013
	(in thousands)
Audit fees (1)	$85	$85

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

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

RIDGEWOOD ENERGY X FUND, LLC

Date: February 26, 2015	By:	/s/ ROBERT E. SWANSON
Robert E. Swanson Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ ROBERT E. SWANSON	Chief Executive Officer	February 26, 2015
Robert E. Swanson	(Principal Executive Officer)

/s/ KATHLEEN P. MCSHERRY	Executive Vice President and Chief Financial Officer	February 26, 2015
Kathleen P. McSherry	(Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ ROBERT E. SWANSON	Chief Executive Officer of the Manager	February 26, 2015
Robert E. Swanson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Manager of Ridgewood Energy X Fund, LLC:

We have audited the accompanying balance sheets of Ridgewood Energy X Fund, LLC (the “Fund”) as of December 31, 2014 and 2013, and the related statements of operations, changes in members’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Ridgewood Energy X Fund, LLC as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Parsippany, New Jersey
February  26, 2015

RIDGEWOOD ENERGY X FUND, LLC
BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$12,584	$14,818
Salvage fund	140	140
Production receivable	223	229
Other current assets	42	58
Total current assets	12,989	15,245
Salvage fund	1,393	1,215
Other assets	30	89
Oil and gas properties:
Advances to operators for working interests and expenditures	589	169
Proved properties	21,935	20,211
Equipment and facilities – in progress	313	277
Less: accumulated depletion, depreciation and amortization	(15,794)	(12,858)
Total oil and gas properties, net	7,043	7,799
Total assets	$21,455	$24,348

Liabilities And Members' Capital
Current liabilities:
Due to operators	$497	$343
Accrued expenses	44	40
Asset retirement obligations	140	140
Total current liabilities	681	523
Asset retirement obligations	1,431	1,373
Total liabilities	2,112	1,896

Commitments and contingencies (Note 4)

Members' capital:
Manager:
Distributions	(4,852)	(4,487)
Retained earnings	3,884	3,565
Manager's total	(968)	(922)

Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(29,668)	(27,600)
Accumulated deficit	(33,639)	(32,644)
Shareholders' total	20,311	23,374
Total members' capital	19,343	22,452
Total liabilities and members' capital	$21,455	$24,348

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY X FUND, LLC
STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2014	2013
Revenue
Oil and gas revenue	$5,246	$7,530

Expenses
Depletion, depreciation and amortization	1,321	1,454
Dry-hole costs	36	1,862
Impairment of oil and gas properties	1,615	-
Management fees to affiliate (Note 3)	1,287	1,313
Operating expenses	1,037	1,204
Workover expense	401	640
General and administrative expenses	240	410
Total expenses	5,937	6,883
(Loss) income from operations	(691)	647
Interest income	15	21
Net (loss) income	$(676)	$668

Manager Interest
Net income	$319	$586

Shareholder Interest
Net (loss) income	$(995)	$82
Net (loss) income per share	$(2,081)	$172

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY X FUND, LLC
STATEMENTS OF CHANGES IN MEMBERS' CAPITAL
(in thousands, except share data)

	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2012	477.8874	$(716)	$27,783	$27,067
Distributions	-	(792)	(4,491)	(5,283)
Net income	-	586	82	668
Balances, December 31, 2013	477.8874	$(922)	$23,374	$22,452
Distributions	-	(365)	(2,068)	(2,433)
Net income (loss)	-	319	(995)	(676)
Balances, December 31, 2014	477.8874	$(968)	$20,311	$19,343

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY X FUND, LLC
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2014	2013

Cash flows from operating activities
Net (loss) income	$(676)	$668
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depletion, depreciation and amortization	1,321	1,454
Dry-hole costs	36	1,862
Impairment of oil and gas properties	1,615	-
Accretion expense	39	16
Changes in assets and liabilities:
Decrease in production receivable	6	915
Decrease in other current assets	16	9
Increase (decrease) in due to operators	131	(21)
Increase in accrued expenses	4	-
Net cash provided by operating activities	2,492	4,903

Cash flows from investing activities
Payments to operators for working interests
and expenditures	(589)	(169)
Capital expenditures for oil and gas properties	(1,526)	(3,641)
Proceeds from maturity of investments	-	5,002
Investments in salvage fund	(178)	(182)
Net cash (used in) provided by investing activities	(2,293)	1,010

Cash flows from financing activities
Distributions	(2,433)	(5,283)
Net cash used in financing activities	(2,433)	(5,283)

Net (decrease) increase in cash and cash equivalents	(2,234)	630
Cash and cash equivalents, beginning of year	14,818	14,188
Cash and cash equivalents, end of year	$12,584	$14,818

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$169	$-

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At December 31, 2014, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized. Costs of developing production facilities and pipelines that service multiple oil and gas properties are segregated as “Equipment and facilities - in progress.”   Exploratory costs are capitalized pending determination of whether proved reserves have been found. If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity and workover efforts are expensed as incurred.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion, depreciation and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At December 31, 2014 and 2013, amounts recorded in due to operators totaling $0.2 million related to capital expenditures for oil and gas properties.

Advances to Operators for Working Interests and Expenditures
The Fund’s acquisition of a working interest in an oil and gas property requires it to make a payment to the seller for the Fund’s rights, title and interest.  The Fund may be required to advance its share of estimated cash expenditures for the succeeding month’s operation.  The Fund accounts for such payments as advances to operators for working interests and expenditures.  As drilling costs are incurred, the advances are reclassified to unproved or proved properties.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired.  When a project reaches drilling depth and is determined to be either proved or dry, an asset retirement obligation is incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  The following table presents changes in asset retirement obligations for the years ended December 31, 2014 and 2013.

	2014	2013
	(in thousands)
Balance, beginning of year	$1,513	$771
Liabilities incurred	19	79
Accretion expense	39	16
Revisions in estimated cash flows	-	647
Balance, end of year	$1,571	$1,513

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

During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves and the well was fully impaired.  Accordingly, during the year ended December 31, 2014, the Fund recorded an impairment of oil and gas properties of $1.6 million, representing the remaining net book value of the well at the date of impairment.  There were no impairments of oil and gas properties during the year ended December 31, 2013.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.  The Fund files U.S. Federal and State tax returns and the 2010 through 2013 tax returns remain open for examination by tax authorities.

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

2.   Oil and Gas Properties

Capitalized exploratory well costs are expensed as dry-hole costs in the event that reserves are not found or are not in sufficient quantities to complete the well and develop the field. At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  During the year ended December 31, 2014, dry-hole costs were $36 thousand.  During the year ended December 31, 2013, dry-hole costs were $1.9 million, which principally related to the Staurolite Project.

Workover expense of $0.4 million during the year ended December 31, 2014 related to the Carrera Project. Workover expense of $0.6 million during the year ended December 31, 2013 related to the Carrera and Liberty projects.

3.   Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is paid an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the years ended December 31, 2014 and 2013 were $1.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund.  Distributions paid to the Manager for the years ended December 31, 2014 and 2013 were $0.4 million and $0.8 million, respectively.

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

4.   Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  Currently, the Fund has two non-producing properties, the Diller and Marmalard projects, for which additional development costs must be incurred in order to commence production.  The Fund currently anticipates such development will include eight wells, with related platform and pipeline infrastructure.

As of December 31, 2014, the Fund’s estimated capital commitments related to its oil and gas properties were $7.8 million (which include asset retirement obligations for the Fund’s projects of $2.3 million), of which $3.2 million is expected to be spent during the year ending December 31, 2015.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At December 31, 2014 and 2013, there were no known environmental contingencies that required the Fund to record a liability.

During the past several years, the United States Congress, as well as certain regulatory agencies with jurisdiction over the Fund’s business, have considered or proposed legislation or regulation relating to the upstream oil and gas industry both onshore and offshore.  If any such proposals were to be enacted or adopted they could potentially materially impact the Fund’s operations.  It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities
	December 31,
	2014	2013
	(in thousands)
Advances to operators for working interests and expenditures	$589	$169
Proved properties	21,935	20,211
Equipment and facilities - in progress	313	277
Total oil and gas properties	22,837	20,657
Accumulated depletion, depreciation and amortization	(15,794)	(12,858)
Oil and gas properties, net	$7,043	$7,799

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2014	2013
	(in thousands)
Exploration costs	$2	$2,142
Development costs	2,220	2,530
	$2,222	$4,672

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2014 and 2013.  These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules.  Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2014			December 31, 2013
	United States
	Oil (BBLS)	NGL (BBLS)	Gas (MCF)	Oil (BBLS)	NGL (BBLS)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	565,612	31,471	1,587,903	320,623	-	838,473
Extensions and discoveries	-	-	-	258,453	-	548,978
Revisions of previous estimates (a)	31,463	3,542	87,150	51,676	40,368	318,018
Production	(50,959)	(6,527)	(96,257)	(65,140)	(8,897)	(117,566)
End of year (b)	546,116	28,486	1,578,796	565,612	31,471	1,587,903

Proved developed reserves:
Beginning of year	97,117	31,471	476,211	177,930	-	612,619
End of year	69,495	28,486	406,564	97,117	31,471	476,211

Proved undeveloped reserves:
Beginning of year	468,495	-	1,111,692	142,693	-	225,854
End of year	476,621	-	1,172,232	468,495	-	1,111,692

(a)	Revisions of previous estimates were attributable to well performance.

(b)
During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  As a result, approximately 37 thousand barrels of oil, 3 thousand barrels of NGL’s, and 44 thousand mcf's of gas, related to the Carrera Project, which are included in the above table, are not expected to be recovered.

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

	December 31,
	2014	2013
	(in thousands)
Future cash inflows	$58,039	$66,094
Future production costs	(14,633)	(19,674)
Future development costs	(6,364)	(8,193)
Future net cash flows	37,042	38,227
10% annual discount for estimated timing of cash flows	(13,006)	(15,243)
Standardized measure of discounted future net cash flows (a)	$24,036	$22,984

(a)
During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  As a result, undiscounted and discounted cash flows at December 31, 2014 of approximately $1.6 million and $1.7 million, respectively, related to the Carrera Project are not expected to be realized.

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2014	2013
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(372)	$(1,010)
Sales and transfers of oil and gas produced during the period	(4,253)	(6,478)
Net change due to extensions, discoveries, and improved recovery	-	5,342
Changes in estimated future development costs	1,830	(76)
Net change due to revisions in quantities estimates	1,695	4,698
Accretion of discount	2,298	2,002
Other	(146)	(1,512)
Aggregate change in the standardized measure of discounted future net cash flows for the year (a)	$1,052	$2,966

(a)
During January 2015, the Carrera Project was shut-in due to ongoing mechanical issues related to a blockage in the flowline.  Upon evaluation, it was determined that estimated costs to bring the well back on production were not economic relative to the remaining reserves.  See additional information in Tables III and IV.

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