Form 10-Q
period 2016-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2016-05-10
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 2016
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
     Yes ☐     No ☒

As of May 10, 2016 the Fund had 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,904	$6,950
Salvage fund	1,185	1,185
Production receivable	366	343
Other current assets	27	3
Total current assets	8,482	8,481
Salvage fund	2,794	2,736
Investment in Delta House	572	572
Oil and gas properties:
Proved properties	17,126	17,096
Less: accumulated depletion and amortization	(9,183)	(8,524)
Total oil and gas properties, net	7,943	8,572
Total assets	$19,791	$20,361

Liabilities And Members' Capital
Current liabilities:
Due to operators	$621	$356
Accrued expenses	66	119
Asset retirement obligations	1,185	1,185
Total current liabilities	1,872	1,660
Asset retirement obligations	1,340	1,340
Total liabilities	3,212	3,000
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(4,936)	(4,936)
Retained earnings	3,913	3,943
Manager's total	(1,023)	(993)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(30,146)	(30,146)
Accumulated deficit	(35,870)	(35,118)
Shareholders' total	17,602	18,354
Total members' capital	16,579	17,361
Total liabilities and members' capital	$19,791	$20,361

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue
Oil and gas revenue	$985	$335
Expenses
Depletion and amortization	659	66
Management fees to affiliate (Note 2)	271	270
Operating expenses	862	55
General and administrative expenses	34	38
Total expenses	1,826	429
Loss from operations	(841)	(94)
Other income
Dividend income	57	-
Interest income	2	3
Total other income	59	3
Net loss	$(782)	$(91)

Manager Interest
Net loss	$(30)	$(3)

Shareholder Interest
Net loss	$(752)	$(88)
Net loss per share	$(1,574)	$(185)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(782)	$(91)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depletion and amortization	659	66
Changes in assets and liabilities:
(Increase) decrease in production receivable	(23)	223
Decrease in other current assets	-	22
Increase (decrease) in due to operators	265	(192)
Decrease in accrued expenses	(53)	(10)
Net cash provided by operating activities	66	18

Cash flows from investing activities
Capital expenditures for oil and gas properties
and investment in Delta House	(54)	(1,039)
Investments in salvage fund	(58)	-
Net cash used in investing activities	(112)	(1,039)

Cash flows from financing activities
Distributions	-	(319)
Net cash used in financing activities	-	(319)

Net decrease in cash and cash equivalents	(46)	(1,340)
Cash and cash equivalents, beginning of period	6,950	12,584
Cash and cash equivalents, end of period	$6,904	$11,244

Supplemental schedule of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$138

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations and the preparation, review and dissemination of tax and other financial information.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages the contractual relations with unaffiliated custodians, depositories, accountants, attorneys, broker-dealers, corporate fiduciaries, insurers, banks and others as required. See Notes 2 and 3.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2015 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2015, but does not include all disclosures required by GAAP.

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

Cash and Cash Equivalents
All highly liquid investments with maturities, when purchased, of three months or less, are considered cash and cash equivalents.  At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution.  At March 31, 2016, the Fund’s bank balances were maintained in uninsured bank accounts at Wells Fargo Bank, N.A.

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

Exploration, development and acquisition costs are accounted for using the successful efforts method. Costs of acquiring unproved and proved oil and natural gas leasehold acreage, including lease bonuses, brokers’ fees and other related costs are capitalized. Costs of drilling and equipping productive wells and related production facilities are capitalized.  The costs of exploratory wells are capitalized pending determination of whether proved reserves have been found.  If proved commercial reserves are not found, exploratory costs are expensed as dry-hole costs.  At times, the Fund receives adjustments to certain wells from their respective operators upon review and audit of the wells’ costs.  Annual lease rentals and exploration expenses are expensed as incurred.  All costs related to production activity, transportation expense and workover efforts are expensed as incurred.  Insurance expense related to operating wells of $17 thousand has been reclassified from “General and administrative expenses” in the Fund’s statement of operations for the three months ended March 31, 2015 to “Operating expenses” to correct prior period presentation.

Once a well has been determined to be fully depleted or upon the sale, retirement or abandonment of a property, the cost and related accumulated depletion and amortization, if any, is eliminated from the property accounts, and the resultant gain or loss is recognized.

At March 31, 2016 and December 31, 2015, amounts recorded in due to operators totaling $37 thousand related to capital expenditures for oil and gas properties.

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

Impairment of Long-Lived Assets
The Fund reviews the carrying value of its oil and gas properties annually and when management determines that events and circumstances indicate that the recorded carrying value of properties may not be recoverable.  Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value at the time of the review.  If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using estimated future net discounted cash flows from the asset.  The fair value determinations require considerable judgment and are sensitive to change.  Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.  Given the volatility of oil and natural gas prices, it is reasonably possible that the Fund’s estimate of discounted future net cash flows from proved oil and natural gas reserves could change in the near term.

Significant declines in oil and natural gas prices since fourth quarter 2014 have impacted the fair value of the Fund’s oil and gas properties. If oil and natural gas prices continue to decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Income Taxes
No provision is made for income taxes in the financial statements.  The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders.  The Fund files U.S. Federal and State tax returns and the 2013 through 2015 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income. This pronouncement is effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption not permitted. The Fund is currently evaluating the impact of this guidance on its financial statements.

2.           Related Parties

Pursuant to the terms of the LLC Agreement, the Manager renders management, administrative and advisory services to the Fund.  For such services, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  Management fees for each of the three months ended March 31, 2016 and 2015 were $0.3 million.

The Manager is entitled to receive a 15% interest in cash distributions from operations made by the Fund. The Fund did not pay distributions for the three months ended March 31, 2016. Distributions paid to the Manager for the three months ended March 31, 2015 were $48 thousand.

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

3.           Commitments and Contingencies

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  As of March 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $7.2 million (which include asset retirement obligations for the Fund’s projects of $3.8 million), of which $1.2 million is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental Considerations
The exploration for and development of oil and natural gas involves the extraction, production and transportation of materials which, under certain conditions, can be hazardous or cause environmental pollution problems.  The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations and do not currently anticipate that compliance with federal, state and local environmental regulations will have a material adverse effect upon capital expenditures, results of operations or the competitive position of the Fund in the oil and gas industry.  However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims.  At March 31, 2016 and December 31, 2015, there were no known environmental contingencies that required the Fund to record a liability.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of its revenues and expenses during the periods presented.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and actual results may differ from these estimates and assumptions and such differences may have a material impact on the results of operations, financial position or cash flows. See Note 1 of “Notes to Unaudited Condensed Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of the Fund’s significant accounting policies. No changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2015 Annual Report on Form 10-K.

Overview of the Fund’s Business

The Fund is a Delaware limited liability company formed on August 30, 2007 to primarily acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of exploratory or development oil and natural gas projects.  However, the Fund is not required to make distributions to shareholders except as provided in the Fund’s limited liability company agreement (the “LLC Agreement”). The Fund’s investments in oil and natural gas properties is complete and the balance of the Fund’s capital has been fully allocated to complete such projects.  The Fund does not expect in the future to investigate or invest in any additional projects other than those in which it currently has a working interest.

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes

Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

Since fourth quarter 2014, there has been a significant decline in oil and natural gas prices.  See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2016 and 2015 and the effect of such decreased average prices on the Fund’s results of operations.  If oil and natural gas prices continue to decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

Business Update

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table.  See “Liquidity Needs” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2016	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$ 2,781	$ 3,930
The Diller Project is expected to include the development of two wells. Well #1 commenced production during third quarter 2015. Well #2 is expected to commence production in 2018. The Fund expects to spend $0.7 million for additional development costs and $0.4 million for asset retirement obligations.

Liberty Project	5.0%	$ 7,510	$ 8,762
The Liberty Project, a single-well project, commenced production in 2010. After various shut-ins in late-2015 and early-2016, due to third-party facilities' repair and maintenance activities, the well resumed production in late-April 2016. A recompletion is planned for 2017 at an estimated cost of $0.2 million. The Fund expects to spend $1.1 million for asset retirement obligations.

Marmalard Project	0.88%	$ 5,667	$ 9,278
The Marmalard Project is expected to include the development of six wells. Wells #1, #2 and #3 commenced production during second quarter 2015. Well #4 commenced production during fourth quarter 2015. Additional wells are expected to commence production in 2020 and 2023. The Fund expects to spend $2.5 million for additional development costs and $1.1 million for asset retirement obligations.

 Results of Operations

The following table summarizes the Fund’s results of operations for the three months ended March 31, 2016 and 2015, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2016	2015
	(in thousands)
Revenue
Oil and gas revenue	$985	$335
Expenses
Depletion and amortization	659	66
Management fees to affiliate	271	270
Operating expenses	862	55
General and administrative expenses	34	38
Total expenses	1,826	429
Loss from operations	(841)	(94)
Other income
Dividend income	57	-
Interest income	2	3
Total other income	59	3
Net loss	$(782)	$(91)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2016 and 2015.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2016	2015
Number of wells producing	6	1
Total number of production days	451	84
Oil sales (in thousands of barrels)	27	7
Average oil price per barrel	$30	$46
Gas sales (in thousands of mcfs)	67	17
Average gas price per mcf	$1.24	$2.41

The increases noted in the above table were related to the commencement of production of four wells in the Marmalard Project and one well in the Diller Project, partially offset by the Liberty Project, which was shut-in for the majority of first quarter 2016. See additional discussion in “Business Update” section above.

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

Oil and gas revenue for the three months ended March 31, 2016 was $1.0 million, an increase of $0.7 million from the three months ended March 31, 2015.  The increase was attributable to increased sales volume totaling $1.1 million, partially offset by decreased oil and gas prices totaling $0.5 million.  See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization for the three months ended March 31, 2016 was $0.7 million, an increase of $0.6 million from the three months ended March 31, 2015.  The increase was attributable to an increase in the average depletion rate totaling $0.4 million and an increase in production volumes totaling $0.2 million.  The increase in the average depletion rate was primarily attributable to the onset of production of the Diller and Marmalard projects, which have higher cost reserves. See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.  Depletion and amortization rates are also impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate.  An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager.

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2016	2015
	(in thousands)
Lease operating expense	$783	$97
Transportation expense	90	-
Insurance expense	16	17
Other	(27)	(59)
	$862	$55

Lease operating expense and transportation expense relates to the Fund’s producing properties.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Insurance expense related to operating wells has been reclassified from “General and administrative expenses” in prior year to “Operating expenses” to correct prior period presentation.

The average production cost, which includes lease operating expense, transportation expense and insurance expense, was $23.35 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2016, compared to $10.37 per BOE during the three months ended March 31, 2015.  The increase is principally attributable to the impact of costs associated with the commencement of production for the Marmalard and Diller projects during 2015.

General and Administrative Expenses.  General and administrative expenses represent costs specifically identifiable or allocable to the Fund, such as accounting and professional fees and insurance expenses.

Dividend Income.  Dividend income is related to the Fund’s investment in Delta House. See Note 1 of “Notes to Unaudited Condensed Financial Statements” - “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for more information regarding the Investment in Delta House.

Interest Income.  Interest income is comprised of interest earned on cash and cash equivalents and salvage fund.

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities for the three months ended March 31, 2016 were $0.1 million, related to revenue received of $1.0 million and dividend income received of $0.1 million, partially offset by operating expenses of $0.6 million, management fees of $0.3 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities for the three months ended March 31, 2015 were $18 thousand, related to revenue received of $0.6 million, partially offset by management fees of $0.3 million and operating expenses of $0.2 million.

Investing Cash Flows
Cash flows used in investing activities for the three months ended March 31, 2016 were $0.1 million, related to capital expenditures for oil and gas properties and investment in Delta House of $0.1 million and investments in salvage fund of $0.1 million.

Cash flows used in investing activities for the three months ended March 31, 2015 were $1.0 million, related to capital expenditures for oil and gas properties and investment in Delta House.

Financing Cash Flows
There were no cash flows from financing activities for the three months ended March 31, 2016.

Cash flows used in financing activities for the three months ended March 31, 2015 were $0.3 million, related to manager and shareholder distributions.

Estimated Capital Expenditures

Capital Commitments
The Fund has entered into multiple agreements for the acquisition, drilling and development of its oil and gas properties. The estimated capital expenditures associated with these agreements vary depending on the stage of development on a property-by-property basis.  See “Business Update” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for information regarding the Fund’s current projects.  See “Liquidity Needs” below for additional information.

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

As of March 31, 2016, the Fund’s estimated capital commitments related to its oil and gas properties were $7.2 million (which include asset retirement obligations for the Fund’s projects of $3.8 million), of which $1.2 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements at March 31, 2016 and December 31, 2015 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist at March 31, 2016 and December 31, 2015, other than those discussed in “Estimated Capital Expenditures” above.

Recent Accounting Pronouncements

See Note 1 of “Notes to Unaudited Condensed Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of recent accounting pronouncements.

ITEM 3.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.               CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2016.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	May 10, 2016	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2016	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)