Form 10-Q
period 2017-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2017-05-10
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
      Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Exchange Act of 1934. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).  Yes ☐    No ☒

As of May 10, 2017 there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$7,547	$7,337
Salvage fund	173	664
Production receivable	530	419
Other current assets	48	108
Total current assets	8,298	8,528
Salvage fund	3,381	2,881
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	17,030	17,031
Less: accumulated depletion and amortization	(10,973)	(10,541)
Total oil and gas properties, net	6,057	6,490
Total assets	$17,855	$18,018

Liabilities And Members' Capital
Current liabilities:
Due to operators	$272	$348
Accrued expenses	66	82
Asset retirement obligations	173	664
Total current liabilities	511	1,094
Asset retirement obligations	1,389	1,373
Total liabilities	1,900	2,467
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(5,129)	(5,066)
Retained earnings	4,249	4,106
Manager's total	(880)	(960)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(31,237)	(30,884)
Accumulated deficit	(35,546)	(36,223)
Shareholders' total	16,835	16,511
Total members' capital	15,955	15,551
Total liabilities and members' capital	$17,855	$18,018

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue
Oil and gas revenue	$1,717	$985
Expenses
Depletion and amortization	127	659
Management fees to affiliate (Note 2)	267	271
Operating expenses	473	862
General and administrative expenses	40	34
Total expenses	907	1,826
Income (loss) from operations	810	(841)
Other income
Dividend income	8	57
Interest income	2	2
Total other income	10	59
Net income (loss)	$820	$(782)

Manager Interest
Net income (loss)	$143	$(30)

Shareholder Interest
Net income (loss)	$677	$(752)
Net income (loss) per share	$1,416	$(1,574)

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Three months ended March 31,
	2017	2016

Cash flows from operating activities
Net income (loss)	$820	$(782)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depletion and amortization	127	659
Accretion expense	16	-
Changes in assets and liabilities:
Increase in production receivable	(111)	(23)
Decrease in other current assets	60	-
(Decrease) increase in due to operators	(76)	265
Decrease in accrued expenses	(16)	(53)
Settlement of asset retirement obligation	(186)	-
Net cash provided by operating activities	634	66

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	1	(54)
Increase in salvage fund	(9)	(58)
Net cash used in investing activities	(8)	(112)

Cash flows from financing activities
Distributions	(416)	-
Net cash used in financing activities	(416)	-

Net increase (decrease) in cash and cash equivalents	210	(46)
Cash and cash equivalents, beginning of period	7,337	6,950
Cash and cash equivalents, end of period	$7,547	$6,904

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

The Manager has direct and exclusive control over the management of the Fund’s operations.  With respect to project investments, the Manager locates potential projects, conducts due diligence, and negotiates and completes the transactions.  The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for Fund operations.  Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects.  In addition, the Manager provides office space, equipment and facilities and other services necessary for Fund operations.  The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 2 and 3.

Basis of Presentation
These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented.  Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements.  The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results.  These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2016 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2016 Annual Report”) filed with the Securities and Exchange Commission (“SEC”).  The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2016, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies
The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2017.

Investment in Delta House
The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Company. The Fund accounts for its investment in Delta House using the cost method of accounting for investments as it does not have the ability to exercise significant influence over such investment.  Under the cost method, the Fund recognizes an investment in the equity of an investee at cost.   The Fund reviews its cost method investment for impairment at each reporting period and when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Losses on cost method investments including impairments that are deemed to be other than temporary are classified as non-operating losses in the Fund’s statements of operations. As of March 31, 2017, there are no such events or changes in circumstances that indicate that the Fund’s investment in Delta House is impaired.

Asset Retirement Obligations
For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred.  Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs.  At least bi-annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses all of its asset retirement obligations to determine whether any revisions to the obligations are necessary.  The following table presents changes in asset retirement obligations during the three months ended March 31, 2017 and 2016.

	2017	2016
	(in thousands)
Balance, beginning of period	$2,037	$2,525
Liabilities settled	(186)	-
Accretion expense	16	-
Revision of estimates	(305)	-
Balance, end of period	$1,562	$2,525

During the three months ended March 31, 2017, the Fund recorded credits to depletion expense totaling $0.3 million related to an adjustment to the asset retirement obligation for a fully depleted property. The Fund maintains a salvage fund to provide for the funding of asset retirement obligations.

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

Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires, among other things, companies to measure investments in other entities, except those accounted for under the equity method, at fair value and recognize any changes in fair value in net income unless an election is made to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. This pronouncement is effective for the Fund in the first quarter of 2018. Early adoption is not permitted. The Fund is currently evaluating the impact of this guidance on its financial statements.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund.  In addition, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived to accommodate the Fund’s short-term capital commitments.  Management fees during each of the three months ended March 31, 2017 and 2016 were $0.3 million.

The Manager is also entitled to receive a 15% interest in cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2017 were $0.1 million. The Fund did not pay distributions during the three months ended March 31, 2016.

None of the amounts paid to the Manager have been derived as a result of arm’s length negotiations.

In 2016, the Fund entered into a master agreement with DH Sales and Transport, LLC, a wholly owned subsidiary of the Manager, to facilitate the transportation and sale of oil and natural gas produced from the Diller and Marmalard projects. The Fund has provided discussion of this agreement in Note 2 of “Notes to Financial Statements” – “Related Parties” contained in Item 8. “Financial Statements and Supplementary Data” within its 2016 Annual Report.

At times, short-term payables and receivables, which do not bear interest, arise from transactions with affiliates in the ordinary course of business.

The Fund has working interest ownership in certain projects to acquire and develop oil and natural gas projects, which are also owned by other entities that are likewise managed by the Manager.

3.	Commitments and Contingencies

Capital Commitments
As of March 31, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $6.2 million (which include asset retirement obligations for the Fund’s projects of $2.8 million), of which $0.2 million is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental and Governmental Regulations
Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2017 and December 31, 2016, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

Oil and gas industry legislation and administrative regulations are periodically changed for a variety of political, economic, and other reasons. Any such future laws and regulations could result in increased compliance costs or additional operating restrictions, which could have a material adverse effect on the Fund’s operating results and cash flows. It is not possible at this time to predict whether such legislation or regulation, if proposed, will be adopted as initially written, if at all, or how legislation or new regulation that may be adopted would impact the Fund’s business.

BOEM Notice to Lessees on Supplemental Bonding
On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the new NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees,  (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance.  The new rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. The Fund, as well as other industry participants, are working with the BOEM, its operators and working interest partners to determine and agree upon the correct level of decommissioning obligations to which they may be liable and the manner in which such obligations will be secured.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

Insurance Coverage
The Fund is subject to all risks inherent in the oil and natural gas business. Insurance coverage as is customary for entities engaged in similar operations is maintained, but losses may occur from uninsurable risks or amounts in excess of existing insurance coverage.  The occurrence of an event that is not insured or not fully insured could have a material adverse impact upon earnings and financial position.  Moreover, insurance is obtained as a package covering all of the funds managed by the Manager.  Depending on the extent, nature and payment of claims made by the Fund or other funds managed by the Manager, yearly insurance coverage may be exhausted and become insufficient to cover a claim by the Fund in a given year.

ITEM 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 that are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods.  Examples of events that could cause actual results to differ materially from historical results or those anticipated include weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, and changes in domestic and foreign governmental regulations.  Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity.  Forward-looking statements made in this document speak only as of the date on which they are made.  The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

Overview of the Fund’s Business

The Fund was organized primarily to acquire interests in oil and natural gas properties located in the United States offshore waters of Texas, Louisiana and Alabama in the Gulf of Mexico.  The Fund’s primary investment objective is to generate cash flow for distribution to its shareholders by generating returns across a portfolio of oil and natural gas projects. Distributions to shareholders are made in accordance with the Fund’s limited liability company agreement (the “LLC Agreement”).

Ridgewood Energy Corporation (the “Manager” or “Ridgewood Energy”) is the Manager, and as such, has direct and exclusive control over the management of the Fund’s operations.  The Manager performs or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations.  As compensation for its services, the Manager is entitled to an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole and related well costs incurred by the Fund.  The Fund does not currently, nor is there any plan to, operate any project in which the Fund participates.  The Manager enters into operating agreements with third-party operators for the management of all exploration, development and producing operations, as appropriate.  The Manager also participates in distributions.

Commodity Price Changes
Changes in commodity prices may significantly affect liquidity and expected operating results.  Reductions in oil and gas prices not only reduce revenues and profits, but could also reduce the quantities of reserves that are commercially recoverable.  Significant declines in prices could result in non-cash charges to earnings due to impairment.

During fourth quarter 2014, there was a significant decline in oil and natural gas commodity prices, which continued into mid-year 2016 when oil and gas commodity prices began to show improvement that has continued through first quarter 2017. The Fund plans for price cyclicality in its planning and believes it is well positioned to withstand such price volatility. The Fund continues to conserve cash to complete the ongoing development of the Diller and Marmalard projects. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2017 and 2016 and the effect of such average prices on the Fund’s results of operations.  If oil and natural gas prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will continue to be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2017	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$2,771	$3,922
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

Marmalard Project	0.88%	$5,611	$9,343
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

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2017 and 2016, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1.  “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2017	2016
	(in thousands)
Revenue
Oil and gas revenue	$1,717	$985
Expenses
Depletion and amortization	127	659
Management fees to affiliate	267	271
Operating expenses	473	862
General and administrative expenses	40	34
Total expenses	907	1,826
Income (loss) from operations	810	(841)
Other income
Dividend income	8	57
Interest income	2	2
Total other income	10	59
Net income (loss)	$820	$(782)

Overview.  The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the three months ended March 31, 2017 and 2016.  Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended March 31,
	2017	2016
Number of wells producing	6	6
Total number of production days	483	451
Oil sales (in thousands of barrels)	29	27
Average oil price per barrel	$51	$30
Gas sales (in thousands of mcfs)	69	67
Average gas price per mcf	$3.35	$1.24

The increases noted in the above table were primarily related to the Liberty Project, which had been shut-in during the early part of 2016, partially offset by decreases related to one well in the Marmalard Project, which was shut-in during the early part of first quarter 2017 due to well remediation work to restore higher flow rates from this well.  See additional discussion in “Business Update” section above.

Oil and Gas Revenue.  Generally, the Fund sells oil, gas and NGLs under two types of agreements, which are common in the oil and gas industry. In a netback agreement, the Fund receives a price, net of transportation expense incurred by the purchaser, and the Fund records revenue at the net price received. In the second type of agreement, the Fund pays transportation expense directly, and transportation expense is included within operating expenses in the statements of operations.

Oil and gas revenue during the three months ended March 31, 2017 was $1.7 million, an increase of $0.7 million from the three months ended March 31, 2016.  The increase was attributable to increased oil and gas prices totaling $0.7 million coupled with increased sales volume totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization.  Depletion and amortization during the three months ended March 31, 2017 was $0.1 million, a decrease of $0.5 million from the three months ended March 31, 2016.  The decrease was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million coupled with a decrease in the average depletion rate totaling $0.3 million.  The decrease in the average depletion rate was primarily attributable to the lower cost of reserves from the Diller and Marmalard projects.

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

Operating Expenses.  Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2017	2016
	(in thousands)
Lease operating expense	$262	$783
Transportation and processing expense	109	90
Workover expense	68	3
Insurance expense	18	16
Accretion expense and other	16	(30)
	$473	$862

Lease operating expense and transportation and processing expense relates to the Fund’s producing properties. Workover expense represents costs to restore or stimulate production of existing reserves. During the three months ended March 31, 2017, workover expense relates to the Diller and Marmalard projects.  Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s proved properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $9.53 per barrel of oil equivalent (“BOE”) during the three months ended March 31, 2017, compared to $23.35 per BOE during the three months ended March 31, 2016.  The decrease was primarily attributable to the Diller, Liberty and Marmalard projects, which had lower cost per BOE in 2017.

The Diller and Marmalard projects had lower cost per BOE as a result of a reduction in production handling fees from $15.50 per BOE to $4.50 per BOE effective December 2016. The production handling fees for the Diller and Marmalard projects decline over time as certain production hurdles are met in accordance with their production handling agreement relating to the Delta House production facility.  In addition, the Liberty Project had lower cost per BOE in 2017 due to costs incurred as a result of third-party facilities’ repair and maintenance activities during first quarter 2016.

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

Capital Resources and Liquidity

Operating Cash Flows
Cash flows provided by operating activities during the three months ended March 31, 2017 were $0.6 million, related to revenue received of $1.6 million, partially offset by operating expenses of $0.5 million, management fees of $0.3 million, the settlement of an asset retirement obligation of $0.2 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2016 were $0.1 million, related to revenue received of $1.0 million and dividend income received of $0.1 million, partially offset by operating expenses of $0.6 million, management fees of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows
Cash flows used in investing activities during the three months ended March 31, 2017 were $8 thousand, primarily related to investments in salvage fund.

Cash flows used in investing activities during the three months ended March 31, 2016 were $0.1 million, related to capital expenditures for oil and gas properties of $0.1 million and investments in salvage fund of $0.1 million.

Financing Cash Flows
Cash flows used in financing activities during the three months ended March 31, 2017 were $0.4 million, related to manager and shareholder distributions.

There were no cash flows from financing activities during the three months ended March 31, 2016.

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

Capital expenditures for oil and gas properties have been funded with the capital raised by the Fund in its private placement offering.  The Fund’s remaining capital has been fully allocated to complete its projects. As a result, the Fund will not invest in any new projects and will limit its investment activities, if any, to those projects in which it currently has a working interest.

Liquidity Needs

The Fund’s primary short-term liquidity needs are to fund its operations and capital expenditures for its oil and gas properties.  Such needs are funded utilizing operating income and existing cash on-hand.

As of March 31, 2017, the Fund’s estimated capital commitments related to its oil and gas properties were $6.2 million (which include asset retirement obligations for the Fund’s projects of $2.8 million), of which $0.2 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments, as well as ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion. Such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term capital commitments.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion.  Due to the future capital required to develop the Diller and Marmalard projects, distributions may be impacted by amounts reserved to provide for their ongoing development costs and funding their estimated asset retirement obligations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2017 and December 31, 2016 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators.  On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities.  The Fund does not negotiate such contracts.  No contractual obligations exist as of March 31, 2017 and December 31, 2016, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2017.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	May 10, 2017	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2017	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)