Form 10-Q
period 2018-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2018-08-10
CIK 1455741

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2018 there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$8,163	$7,944
Salvage fund	57	833
Production receivable	397	728
Other current assets	12	45
Total current assets	8,629	9,550
Salvage fund	3,371	2,609
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	16,475	16,452
Less: accumulated depletion and amortization	(12,754)	(12,241)
Total oil and gas properties, net	3,721	4,211
Total assets	$15,840	$16,489

Liabilities And Members' Capital
Current liabilities:
Due to operators	$219	$274
Accrued expenses	57	68
Asset retirement obligations	57	833
Total current liabilities	333	1,175
Asset retirement obligations	958	209
Total liabilities	1,291	1,384
Commitments and contingencies (Note 4)
Members' capital:
Manager:
Distributions	(5,808)	(5,513)
Retained earnings	4,965	4,682
Manager's total	(843)	(831)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(35,089)	(33,417)
Accumulated deficit	(33,137)	(34,265)
Shareholders' total	15,392	15,936
Total members' capital	14,549	15,105
Total liabilities and members' capital	$15,840	$16,489

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue
Oil and gas revenue	$1,293	$1,615	$3,194	$3,332
Expenses
Depletion and amortization	147	460	513	587
Management fees to affiliate (Note 3)	267	267	533	534
Operating expenses	329	419	658	892
General and administrative expenses	44	49	93	89
Total expenses	787	1,195	1,797	2,102
Income from operations	506	420	1,397	1,230
Other income
Dividend income	3	4	6	12
Interest income	4	4	8	6
Total other income	7	8	14	18
Net income	$513	$428	$1,411	$1,248

Manager Interest
Net income	$97	$130	$283	$273

Shareholder Interest
Net income	$416	$298	$1,128	$975
Net income per share	$871	$624	$2,360	$2,040

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2018	2017

Cash flows from operating activities
Net income	$1,411	$1,248
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	513	587
Accretion expense	6	32
Changes in assets and liabilities:
Decrease (increase) in production receivable	331	(58)
Decrease in other current assets	33	82
Decrease in due to operators	(68)	(69)
Decrease in accrued expenses	(11)	(6)
Settlement of asset retirement obligation	(33)	(201)
Net cash provided by operating activities	2,182	1,615

Cash flows from investing activities
(Capital expenditures) credits for oil and gas properties	(10)	8
Decrease in salvage fund	14	120
Net cash provided by investing activities	4	128

Cash flows from financing activities
Distributions	(1,967)	(1,274)
Net cash used in financing activities	(1,967)	(1,274)

Net increase in cash and cash equivalents	219	469
Cash and cash equivalents, beginning of period	7,944	7,337
Cash and cash equivalents, end of period	$8,163	$7,806

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$13	$-

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

The Manager has direct and exclusive control over the management of the Fund’s operations. The Manager performs, or arranges for the performance of, the management, advisory and administrative services required for the Fund’s operations. Such services include, without limitation, the administration of shareholder accounts, shareholder relations, the preparation, review and dissemination of tax and other financial information and the management of the Fund’s investments in projects. In addition, the Manager provides office space, equipment and facilities and other services necessary for the Fund’s operations. The Manager also engages and manages contractual relations with unaffiliated custodians, depositories, accountants, attorneys, corporate fiduciaries, insurers, banks and others as required. See Notes 3 and 4.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2017 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2018, except as noted below for investment in Delta House and revenue recognition. See Note 2. “Revenue Recognition” for discussion of the Fund’s updated accounting policies related to revenue recognition for revenue from contracts with customers.

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Offshore, L.L.C. Upon adoption of the new accounting guidance on financial instruments on January 1, 2018, the Fund elected the measurement alternative to record the investment in Delta House at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings of financial instrument. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. Losses on investments, including impairments, are classified as non-operating losses in the Fund’s statements of operations. During each of the three and six months ended June 30, 2018 and 2017, there were no impairments of the Fund’s investment in Delta House.

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations for the following periods:

	Six months ended June 30,
	2018	2017
	(in thousands)
Balance, beginning of period	$1,042	$2,037
Liabilities settled	(33)	(201)
Accretion expense	6	32
Revision of estimates	-	(305)
Balance, end of period	$1,015	$1,563

During the six months ended June 30, 2017, the Fund recorded credits to depletion expense totaling $0.3 million related to an adjustment to the asset retirement obligation for a fully depleted property.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to estimated fair value, which is determined using a valuation technique that considers both market and income approaches and using Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2018 and 2017. Fluctuations in oil and natural gas prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

In May 2014, the FASB issued accounting guidance on revenue recognition (“New Revenue Standard”), which provides for a single five-step model to be applied to all revenue contracts with customers. In July 2015, the FASB issued a deferral of the effective date of the New Revenue Standard to 2018, with early adoption permitted in 2017. In March 2016, the FASB issued accounting guidance, which clarifies the implementation guidance on principal versus agent considerations in the New Revenue Standard. In April 2016, the FASB issued guidance on identifying performance obligations and licensing and in May 2016, the FASB issued final amendments which provided narrow scope improvements and practical expedients related to the implementation of the New Revenue Standard. The New Revenue Standard may be applied either retrospectively or through the use of a modified-retrospective method. Under the New Revenue Standard, the revenue associated with the Fund’s existing contracts will be recognized in the period that control of the related commodity is transferred to the customer, which is generally consistent with the Fund’s previous revenue recognition model. The Fund adopted the New Revenue Standard using the modified retrospective method on January 1, 2018. See Note 2. “Revenue Recognition” for the required disclosures related to the impact of adopting this guidance and a discussion of the Fund’s updated policies related to revenue recognition for revenue from contracts with customers.

2.	Revenue Recognition

The Fund adopted the New Revenue Standard on January 1, 2018 using the modified retrospective method for all new contracts entered into after January 1, 2018 and all existing contracts for which revenues have not been recognized under the previous revenue guidance as of December 31, 2017. Although the Fund did not identify changes to its revenue recognition that resulted in a cumulative adjustment to retained earnings on January 1, 2018, the adoption of the accounting guidance resulted in enhanced disclosures related to revenue recognition policies, the Fund’s performance obligations and significant judgments used in applying the New Revenue Standard.

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

Oil and Gas Revenue

Generally, the Fund sells oil and natural gas under two types of agreements, which are common in the oil and gas industry. In the first type of agreement, or a netback agreement, the Fund receives a price, net of pricing differentials as well as transportation expense incurred by the customer, and the Fund records revenue at the wellhead at the net price received where control transfers to the customer. In the second type of agreement, the Fund delivers oil and natural gas to the customer at a contractually agreed-upon delivery point where the customer takes control. The Fund pays a third-party to transport the oil and natural gas and receives a specific market price from the customer net of pricing adjustments. The Fund records the transportation expense within operating expenses in the statements of operations.

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

The Fund assesses the performance obligations promised in its oil and natural gas contracts based on each unit of oil and natural gas that will be transferred to its customer because each unit is capable of being distinct. The Fund satisfies its performance obligation when control transfers at a point in time when its customer is able to direct the use of, and obtain substantially all of the benefits from, the oil and natural gas delivered. Under each of the Fund’s oil and natural gas contracts, contract prices are variable and based on an index in which the prices are published, which fluctuate as a result of related industry variables, adjusted for pricing differentials, quality of the oil and pipeline allowances. The use of index-based pricing with predictable differentials reduces the level of uncertainty related to oil and gas prices. Additionally, any variable consideration is not constrained. Payments are received in the month following the oil and natural gas production month. Adjustments that occur after delivery, such as quality bank adjustments, are reflected in revenue in the month payments are received.

Transaction price allocated to remaining performance obligations

Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation, therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer.

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

Prior period performance obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. There was no material revenue recognized in the current period from performance obligations satisfied in previous periods.

3.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and six months ended June 30, 2018 and 2017 were $0.3 million and $0.5 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2018 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager during the three and six months ended June 30, 2017 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of June 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $4.6 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.5 million is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2018 and December 31, 2017, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017, except for the revenue recognition for revenue from contracts with customers. See Note 2 of “Notes to Unaudited Condensed Financial Statements” - “Revenue Recognition” contained in Item 1. “Financial Statements” within Part I of this Quarterly Report for a discussion of the Fund’s updated accounting policies on revenue recognition upon adoption of the related new standard.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund continues to conserve cash to provide for the additional development costs for the Diller and Marmalard projects as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2018 and 2017 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2018	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$2,768	$3,847	The Diller Project is expected to include the development of two wells. Well #1 commenced production in 2015. Well #2 is expected to commence production in 2020. The Fund expects to spend $0.9 million for additional development costs and $0.2 million for asset retirement obligations.
Liberty Project	5.0%	$7,510	$8,171	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.7 million for asset retirement obligations.
Marmalard Project	0.88%	$5,572	$8,280	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2021. Two wells, which were shut-in during early-December 2017 awaiting replacement of well jumpers, resumed production in third quarter 2018. The Fund expects to spend $2.2 million for additional development costs and $0.5 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2018 and 2017, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue
Oil and gas revenue	$1,293	$1,615	$3,194	$3,332
Expenses
Depletion and amortization	147	460	513	587
Management fees to affiliate	267	267	533	534
Operating expenses	329	419	658	892
General and administrative expenses	44	49	93	89
Total expenses	787	1,195	1,797	2,102
Income from operations	506	420	1,397	1,230
Other income
Dividend income	3	4	6	12
Interest income	4	4	8	6
Total other income	7	8	14	18
Net income	$513	$428	$1,411	$1,248

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2018 and 2017. Natural gas liquid (“NGL”) sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Number of wells producing	4	6	4	6
Total number of production days	256	489	611	972
Oil sales (in thousands of barrels)	17	29	43	58
Average oil price per barrel	$69	$48	$66	$49
Gas sales (in thousands of mcfs)	44	69	120	142
Average gas price per mcf	$3.32	$3.16	$3.21	$3.20

The production-related decreases in the above table were primarily related to the extended shut-ins of two wells in the Marmalard Project awaiting replacement of well jumpers, coupled with the Diller Project, which was shut-in periodically during second quarter 2018 due to hydrate issues. These changes were partially offset by the Liberty Project, which experienced increased production as a result of recompletion work in third quarter 2017. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2018 was $1.3 million, a decrease of $0.3 million from the three months ended June 30, 2017. The decrease was attributable to decreased sales volume totaling $0.7 million, partially offset by increased oil and gas prices totaling $0.4 million.

Oil and gas revenue during the six months ended June 30, 2018 was $3.2 million, a decrease of $0.1 million from the six months ended June 30, 2017. The decrease was attributable to decreased sales volume totaling $0.8 million, partially offset by increased oil and gas prices totaling $0.7 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2018 was $0.1 million, a decrease of $0.3 million from the three months ended June 30, 2017. The decrease was attributable to a decrease in production volumes totaling $0.2 million coupled with a decrease in the average depletion rate totaling $0.1 million.

Depletion and amortization during the six months ended June 30, 2018 was $0.5 million, a decrease of $0.1 million from the six months ended June 30, 2017. The decrease was attributable to a decrease in production volumes totaling $0.2 million coupled with a decrease in the average depletion rate totaling $0.2 million. These decreases were partially offset by an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.3 million, which was recorded in first quarter 2017.

The decreases in the average depletion rates were primarily attributable to lower cost of reserves from the Diller and Marmalard projects. See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Management Fees to Affiliate. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, is paid monthly to the Manager. Such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term commitments.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Lease operating expense	$198	$273	$431	$535
Transportation and processing expense	64	104	140	213
Workover expense	47	13	48	81
Insurance expense	15	12	31	30
Accretion expense and other	5	17	8	33
	$329	$419	$658	$892

Lease operating expense and transportation and processing expense relate to the Fund’s producing properties. Workover expense represents costs to restore or stimulate production of existing reserves. Insurance expense represents premiums related to the Fund’s properties, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

The average production cost, which includes lease operating expense, transportation and processing expense and insurance expense, was $11.57 per barrel of oil equivalent (“BOE”) and $9.56 per BOE during the three and six months ended June 30, 2018, respectively, compared to $9.63 per BOE and $9.48 per BOE during the three and six months ended June 30, 2017, respectively. The increases were primarily attributable to the impact of ongoing costs for the Diller and Marmalard projects, which experienced decreased production volumes due to shut-ins. See additional discussion in “Business Update” section above.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2018 were $2.2 million, primarily related to revenue received of $3.5 million, partially offset by operating expenses of $0.7 million, management fees of $0.5 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2017 were $1.6 million, primarily related to revenue received of $3.3 million, partially offset by operating expenses of $0.9 million, management fees of $0.5 million, the settlement of an asset retirement obligation of $0.2 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows provided by investing activities during the six months ended June 30, 2018 were $4 thousand.

Cash flows provided by investing activities during the six months ended June 30, 2017 were $0.1 million, primarily related to proceeds from salvage fund.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2018 were $2.0 million, related to manager and shareholder distributions.

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

As of June 30, 2018, the Fund’s estimated capital commitments related to its oil and gas properties were $4.6 million (which include asset retirement obligations for the Fund’s projects of $1.5 million), of which $0.5 million is expected to be spent during the next twelve months.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2018 and December 31, 2017 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2018 and December 31, 2017, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2018.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	August 10, 2018	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2018	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

