Form 10-Q
period 2019-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2019-05-10
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

or

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

Securities registered pursuant to Section 12(b) of the Act: None.

As of May 10, 2019, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,462	$9,836
Production receivable	588	560
Other current assets	9	196
Total current assets	10,059	10,592
Salvage fund	1,621	1,611
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	16,800	16,746
Less: accumulated depletion and amortization	(13,440)	(13,271)
Total oil and gas properties, net	3,360	3,475
Total assets	$15,159	$15,797

Liabilities and Members' Capital
Current liabilities:
Due to operators	$359	$360
Accrued expenses	43	46
Total current liabilities	402	406
Asset retirement obligations	1,041	1,037
Total liabilities	1,443	1,443
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,345)	(6,205)
Retained earnings	5,465	5,405
Manager's total	(880)	(800)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(38,128)	(37,335)
Accumulated deficit	(30,894)	(31,129)
Shareholders' total	14,596	15,154
Total members' capital	13,716	14,354
Total liabilities and members' capital	$15,159	$15,797

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue
Oil and gas revenue	$1,335	$1,901
Expenses
Depletion and amortization	113	366
Management fees to affiliate (Note 2)	266	266
Operating expenses	633	329
General and administrative expenses	44	49
Total expenses	1,056	1,010
Income from operations	279	891
Other income
Dividend income	9	3
Interest income	7	4
Total other income	16	7
Net income	$295	$898

Manager Interest
Net income	$60	$186

Shareholder Interest
Net income	$235	$712
Net income per share	$493	$1,489

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	477.8874	$(800)	$15,154	$14,354
Distributions	-	(140)	(793)	(933)
Net income	-	60	235	295
Balances, March 31, 2019	477.8874	$(880)	$14,596	$13,716

	Three months ended March 31, 2018
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2017	477.8874	$(831)	$15,936	$15,105
Distributions	-	(167)	(944)	(1,111)
Net income	-	186	712	898
Balances, March 31, 2018	477.8874	$(812)	$15,704	$14,892

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2019	2018

Cash flows from operating activities
Net income	$295	$898
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	113	366
Accretion expense	4	3
Changes in assets and liabilities:
(Increase) decrease in production receivable	(28)	78
Decrease in other current assets	187	8
Increase (decrease) in due to operators	31	(24)
(Decrease) increase in accrued expenses	(3)	4
Net cash provided by operating activities	599	1,333

Cash flows from investing activities
Capital expenditures for oil and gas properties	(30)	(1)
Increase in salvage fund	(10)	(7)
Net cash used in investing activities	(40)	(8)

Cash flows from financing activities
Distributions	(933)	(1,111)
Net cash used in financing activities	(933)	(1,111)

Net (decrease) increase in cash and cash equivalents	(374)	214
Cash and cash equivalents, beginning of period	9,836	7,944
Cash and cash equivalents, end of period	$9,462	$8,158

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$3

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The results of operations, financial position, and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2018 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2018 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2018, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2018 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2019.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial instruments consist of cash and cash equivalents, production receivable, other current assets, salvage fund, investment in Delta House, due to operators and accrued expenses. Except for investment in Delta House, the carrying amounts of these instruments approximate fair value due to their short-term nature.

The Fund’s investment in Delta House is valued using the measurement alternative for investment in other entities (see Investment in Delta House below for additional information). The Fund also applies the provisions of the fair value measurement accounting guidance to its non-financial assets and liabilities, such as oil and gas properties and asset retirement obligations, on a non-recurring basis.

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by LLOG Exploration Offshore, L.L.C. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. Losses on investments, including impairments, are classified as non-operating losses in the Fund’s statements of operations. During the three months ended March 31, 2019 and 2018, there were no impairments of the Fund’s investment in Delta House.

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

Revenue Recognition

Oil and gas revenues are recognized at the point when control of oil and natural gas is transferred to the customers. Natural gas liquid sales are included within gas sales. The Fund’s oil and natural gas generally is sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances. Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer. The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the balance sheets.

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue have not been significant. For the period ending March 31, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods is not significant.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the assets may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the assets at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the asset is written down to fair value, which is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

There were no impairments of oil and gas properties during each of the three months ended March 31, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

In February 2016, the FASB issued accounting guidance on leases as amended on January 2018 and July 2018, which requires an entity to recognize all lease assets and liabilities with a term greater than one year on the balance sheet, disclose key quantitative and qualitative information about leasing arrangements, and permits an entity not to evaluate existing or expired land easements that were not previously assessed under the existing lease guidance. The accounting guidance does not apply to leases of mineral rights to explore for or use of oil and natural gas. The accounting guidance was effective for the Fund beginning January 1, 2019. Although the Fund, as a non-operator, does not enter into lease agreements to support its operations, the Fund completed its evaluation of existing contracts that may have a lease impact and embedded lease features to determine the contracts to which the new guidance applies. Based on this evaluation, the Fund determined its existing contracts did not meet the definition of leases under the new accounting guidance and therefore, did not qualify for lease accounting.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three months ended March 31, 2019 and 2018 were $0.3 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2019 and 2018 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of March 31, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.5 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $1.2 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2019 and December 31, 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. As of March 31, 2019, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.

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

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2019	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$3,044	$4,439	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2, which completed drilling in third quarter 2018, is expected to commence production in first quarter 2020. Well #3 is expected to commence production in third quarter 2020. The Fund expects to spend $1.1 million for additional development costs and $0.3 million for asset retirement obligations.
Liberty Project	5.0%	$7,510	$8,171	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.7 million for asset retirement obligations.
Marmalard Project	0.88%	$5,616	$7,886	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2020 and 2021. Two wells, which were shut-in during early-December 2017 due to replacement of well jumpers, resumed production in third quarter 2018. The Fund expects to spend $1.8 million for additional development costs and $0.5 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2019	2018
	(in thousands)
Revenue
Oil and gas revenue	$1,335	$1,901
Expenses
Depletion and amortization	113	366
Management fees to affiliate	266	266
Operating expenses	633	329
General and administrative expenses	44	49
Total expenses	1,056	1,010
Income from operations	279	891
Other income
Dividend income	9	3
Interest income	7	4
Total other income	16	7
Net income	$295	$898

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2019 and 2018. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2019	2018
Number of wells producing	6	4
Total number of production days	360	355
Oil sales (in thousands of barrels)	20	26
Average oil price per barrel	$60	$65
Gas sales (in thousands of mcfs)	49	67
Average gas price per mcf	$2.92	$3.41

The increases in the number of wells producing and production days were primarily related to two wells in the Marmalard Project, which were shut-in during first half of 2018 due to replacement of well jumpers. The decreases in oil and gas sales volumes were primarily related to the Liberty Project, which experienced a decrease in production as a result of a shut-in during first quarter 2019 due to mechanical work. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2019 was $1.3 million, a decrease of $0.6 million from the three months ended March 31, 2018. The decrease was attributable to decreased sales volume totaling $0.5 million coupled with decreased oil and gas prices totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2019 was $0.1 million, a decrease of $0.3 million from the three months ended March 31, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.1 million, a decrease in production volumes totaling $0.1 million and an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million. The decrease in the average depletion rate was primarily attributable to lower cost of reserves from the Liberty Project.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2019	2018
	(in thousands)
Workover expense	$306	$1
Lease operating expense	228	233
Transportation and processing expense	67	76
Insurance expense	28	16
Accretion expense	4	3
	$633	$329

Workover expense represents costs to restore or stimulate production of existing reserves. During the three months ended March 31, 2019, workover expense primarily related to remediation work for a mechanical issue in the Marmalard Project. Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($11.47 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2019, compared to $0.3 million ($8.69 per BOE) during the three months ended March 31, 2018. Although production costs remained relatively consistent during first quarter 2019 compared to first quarter 2018, the production costs per BOE increased primarily due to the impact of certain fixed costs associated with the Diller and Marmalard projects, which were shut-in periodically during first quarter 2019 due to mechanical issues. See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2019 were $0.6 million, primarily related to revenue received of $1.3 million, partially offset by operating expenses of $0.4 million and management fees of $0.3 million.

Cash flows provided by operating activities during the three months ended March 31, 2018 were $1.3 million, primarily related to revenue received of $2.0 million, partially offset by operating expenses of $0.3 million and management fees of $0.3 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2019 were $40 thousand, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the three months ended March 31, 2018 were $8 thousand, primarily related to investments in salvage fund.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2019 were $0.9 million, related to manager and shareholder distributions.

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

As of March 31, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.5 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $1.2 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2019 and December 31, 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2019 and December 31, 2018, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2019.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	May 10, 2019	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2019	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

