Form 10-Q
period 2019-09-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2019-11-05
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

or

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

As of November 5, 2019, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$9,456	$9,836
Production receivable	759	560
Other current assets	25	196
Total current assets	10,240	10,592
Salvage fund	1,643	1,611
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	17,317	16,746
Less: accumulated depletion and amortization	(13,856)	(13,271)
Total oil and gas properties, net	3,461	3,475
Total assets	$15,463	$15,797

Liabilities and Members' Capital
Current liabilities:
Due to operators	$748	$360
Accrued expenses	79	46
Total current liabilities	827	406
Asset retirement obligations	1,042	1,037
Total liabilities	1,869	1,443
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,525)	(6,205)
Retained earnings	5,680	5,405
Manager's total	(845)	(800)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(39,150)	(37,335)
Accumulated deficit	(30,029)	(31,129)
Shareholders' total	14,439	15,154
Total members' capital	13,594	14,354
Total liabilities and members' capital	$15,463	$15,797

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue
Oil and gas revenue	$1,584	$2,571	$4,493	$5,765
Expenses
Depletion and amortization	237	334	524	847
Operating expenses	502	423	1,691	1,081
Management fees to affiliate (Note 2)	266	266	799	799
General and administrative expenses	64	44	173	137
Total expenses	1,069	1,067	3,187	2,864
Income from operations	515	1,504	1,306	2,901
Other income
Dividend income	8	4	26	10
Interest income	20	8	43	16
Total other income	28	12	69	26
Net income	$543	$1,516	$1,375	$2,927

Manager Interest
Net income	$112	$273	$275	$556

Shareholder Interest
Net income	$431	$1,243	$1,100	$2,371
Net income per share	$901	$2,601	$2,301	$4,962

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	477.8874	$(800)	$15,154	$14,354
Distributions	-	(140)	(793)	(933)
Net income	-	60	235	295
Balances, March 31, 2019	477.8874	(880)	14,596	13,716
Distributions	-	(96)	(544)	(640)
Net income	-	103	434	537
Balances, June 30, 2019	477.8874	(873)	14,486	13,613
Distributions	-	(84)	(478)	(562)
Net income	-	112	431	543
Balances, September 30, 2019	477.8874	$(845)	$14,439	$13,594

	Nine months ended September 30, 2018
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2017	477.8874	$(831)	$15,936	$15,105
Distributions	-	(167)	(944)	(1,111)
Net income	-	186	712	898
Balances, March 31, 2018	477.8874	(812)	15,704	14,892
Distributions	-	(128)	(728)	(856)
Net income	-	97	416	513
Balances, June 30, 2018	477.8874	(843)	15,392	14,549
Distributions	-	(160)	(907)	(1,067)
Net income	-	273	1,243	1,516
Balances, September 30, 2018	477.8874	$(730)	$15,728	$14,998

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2019	2018

Cash flows from operating activities
Net income	$1,375	$2,927
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	524	847
Accretion expense	11	9
Changes in assets and liabilities:
Increase in production receivable	(199)	(31)
Decrease in other current assets	171	14
Increase in due to operators	197	20
Increase (decrease) in accrued expenses	33	(6)
Settlement of asset retirement obligations	-	(33)
Net cash provided by operating activities	2,112	3,747

Cash flows from investing activities
Capital expenditures for oil and gas properties	(325)	(234)
(Increase) decrease in salvage fund	(32)	1,908
Net cash (used in) provided by investing activities	(357)	1,674

Cash flows from financing activities
Distributions	(2,135)	(3,034)
Net cash used in financing activities	(2,135)	(3,034)

Net (decrease) increase in cash and cash equivalents	(380)	2,387
Cash and cash equivalents, beginning of period	9,836	7,944
Cash and cash equivalents, end of period	$9,456	$10,331

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$223	$34

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2018 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2019.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. Losses on investments, including impairments, are classified as non-operating losses in the Fund’s statements of operations. During each of the three and nine months ended September 30, 2019 and 2018, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2019 and 2018, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2019 and 2018. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. If oil and natural gas commodity prices decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole and related well costs incurred by the Fund, however, the Manager is permitted to waive the management fee at its own discretion. Therefore, the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. Management fees during each of the three and nine months ended September 30, 2019 and 2018 were $0.3 million and $0.8 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2019 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2018 were $0.2 million and $0.5 million, respectively.

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

Capital Commitments

As of September 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.1 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $1.3 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2019 and December 31, 2018, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”).  Generally, the NTL (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of its review of the NTL. As of September 30, 2019, the BOEM has not completed its review nor has the NTL been enforced.  The impact of the NTL, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2019 and 2018 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2019	Budget	Status
		(in thousands)

Diller Project	0.88%	$3,561	$4,670	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2, which completed drilling in third quarter 2018, is expected to commence production in first quarter 2020. Well #3 is expected to commence production in third quarter 2020. The Fund expects to spend $0.8 million for additional development costs and $0.3 million for asset retirement obligations.
Liberty Project	5.0%	$7,510	$8,171	The Liberty Project, a single-well project, commenced production in 2010. The Fund expects to spend $0.7 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,804	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2020 and 2021. Two wells, which were shut-in during early-December 2017 due to replacement of well jumpers, resumed production in third quarter 2018. One well, which had been shut-in since late-February 2019 due to remediation work for downhole mechanical issues, resumed production in third quarter 2019. The Fund expects to spend $1.7 million for additional development costs and $0.5 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2019 and 2018, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue
Oil and gas revenue	$1,584	$2,571	$4,493	$5,765
Expenses
Depletion and amortization	237	334	524	847
Operating expenses	502	423	1,691	1,081
Management fees to affiliate	266	266	799	799
General and administrative expenses	64	44	173	137
Total expenses	1,069	1,067	3,187	2,864
Income from operations	515	1,504	1,306	2,901
Other income
Dividend income	8	4	26	10
Interest income	20	8	43	16
Total other income	28	12	69	26
Net income	$543	$1,516	$1,375	$2,927

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2019 and 2018. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Number of wells producing	6	6	6	6
Total number of production days	487	507	1,252	1,118
Oil sales (in thousands of barrels)	25	31	67	74
Average oil price per barrel	$61	$72	$62	$68
Gas sales (in thousands of mcfs)	62	82	157	204
Average gas price per mcf	$2.02	$3.76	$2.42	$3.41

The production-related decreases in the above table were primarily related to the Marmalard and Liberty projects, which experienced shut-ins during 2019 due to mechanical issues. The increase in the production days during the nine months ended September 30, 2019 was primarily related to two wells in the Marmalard Project, which were shut-in during first half of 2018 due to replacement of well jumpers. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2019 was $1.6 million, a decrease of $1.0 million from the three months ended September 30, 2018. The decrease was attributable to decreased sales volume totaling $0.5 million coupled with decreased oil and gas prices totaling $0.4 million.

Oil and gas revenue during the nine months ended September 30, 2019 was $4.5 million, a decrease of $1.3 million from the nine months ended September 30, 2018. The decrease was attributable to decreased sales volume totaling $0.7 million coupled with decreased oil and gas prices totaling $0.6 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2019 was $0.2 million, a decrease of $0.1 million from the three months ended September 30, 2018. The decrease was primarily attributable to a decrease in production volumes.

Depletion and amortization during the nine months ended September 30, 2019 was $0.5 million, a decrease of $0.3 million from the nine months ended September 30, 2018. The decrease was attributable to a decrease in the average depletion rate totaling $0.1 million, a decrease in production volumes totaling $0.1 million and an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million. The decrease in the average depletion rate was primarily attributable to lower cost of reserves from the Liberty Project.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Lease operating expense	$273	$321	$731	$752
Workover expense	146	1	692	49
Transportation and processing expense	75	85	209	225
Insurance expense	3	19	47	50
Accretion expense and other	5	(3)	12	5
	$502	$423	$1,691	$1,081

Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Workover expense represents costs to restore or stimulate production of existing reserves. During the three and nine months ended September 30, 2019, workover expense primarily related to remediation work for mechanical issues in the Marmalard Project. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.4 million ($9.96 per barrel of oil equivalent or “BOE”) and $1.0 million ($10.64 per BOE) during the three and nine months ended September 30, 2019, respectively, compared to $0.4 million ($9.43 per BOE) and $1.0 million ($9.47 per BOE) during the three and nine months ended September 30, 2018, respectively. Production costs remained relatively consistent during the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018.

The increase in production costs per BOE during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily attributable to certain fixed costs associated with the Diller and Marmalard projects, which were shut-in periodically during first half of 2019 due to mechanical issues. See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2019 were $2.1 million, primarily related to revenue received of $4.3 million, partially offset by operating expenses of $1.3 million, management fees of $0.8 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2018 were $3.7 million, primarily related to revenue received of $5.7 million, partially offset by operating expenses of $1.0 million, management fees of $0.8 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the nine months ended September 30, 2019 were $0.4 million, primarily related to capital expenditures for oil and gas properties.

Cash flows provided by investing activities during the nine months ended September 30, 2018 were $1.7 million, related to proceeds from salvage fund of $1.9 million, partially offset by capital expenditures for oil and gas properties of $0.2 million.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2019 were $2.1 million, related to manager and shareholder distributions.

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

As of September 30, 2019, the Fund’s estimated capital commitments related to its oil and gas properties were $4.1 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $1.3 million is expected to be spent during the next twelve months. Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts of future capital required for the ongoing development of the Diller and Marmalard projects and funding their estimated asset retirement obligations.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2019 and December 31, 2018 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2019 and December 31, 2018, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2019.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC
Dated:	November 5, 2019	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 5, 2019	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

