Form 10-Q
period 2020-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2020-05-13
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

 or

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

As of May 13, 2020, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$9,003	$8,953
Production receivable	406	802
Other current assets	8	16
Total current assets	9,417	9,771
Salvage fund	1,666	1,656
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	17,529	17,519
Less: accumulated depletion and amortization	(14,294)	(14,068)
Total oil and gas properties, net	3,235	3,451
Total assets	$14,437	$14,997

Liabilities and Members' Capital
Current liabilities:
Due to operators	$360	$480
Accrued expenses	42	44
Total current liabilities	402	524
Asset retirement obligations	1,052	1,048
Total liabilities	1,454	1,572
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,821)	(6,686)
Retained earnings	5,942	5,844
Manager's total	(879)	(842)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(40,828)	(40,064)
Accumulated deficit	(28,928)	(29,287)
Shareholders' total	13,862	14,267
Total members' capital	12,983	13,425
Total liabilities and members' capital	$14,437	$14,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue
Oil and gas revenue	$1,317	$1,335
Expenses
Depletion and amortization	226	113
Operating expenses	370	633
Management fees to affiliate (Note 2)	243	266
General and administrative expenses	43	44
Total expenses	882	1,056
Income from operations	435	279
Other income
Dividend income	8	9
Interest income	14	7
Total other income	22	16
Net income	$457	$295

Manager Interest
Net income	$98	$60

Shareholder Interest
Net income	$359	$235
Net income per share	$751	$493

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	477.8874	$(842)	$14,267	$13,425
Distributions	-	(135)	(764)	(899)
Net income	-	98	359	457
Balances, March 31, 2020	477.8874	$(879)	$13,862	$12,983

	Three months ended March 31, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	477.8874	$(800)	$15,154	$14,354
Distributions	-	(140)	(793)	(933)
Net income	-	60	235	295
Balances, March 31, 2019	477.8874	$(880)	$14,596	$13,716

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2020	2019

Cash flows from operating activities
Net income	$457	$295
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	226	113
Accretion expense	4	4
Changes in assets and liabilities:
Decrease (increase) in production receivable	396	(28)
Decrease in other current assets	8	187
(Decrease) increase in due to operators	(39)	31
Decrease in accrued expenses	(2)	(3)
Net cash provided by operating activities	1,050	599

Cash flows from investing activities
Capital expenditures for oil and gas properties	(91)	(30)
Increase in salvage fund	(10)	(10)
Net cash used in investing activities	(101)	(40)

Cash flows from financing activities
Distributions	(899)	(933)
Net cash used in financing activities	(899)	(933)

Net increase (decrease) in cash and cash equivalents	50	(374)
Cash and cash equivalents, beginning of period	8,953	9,836
Cash and cash equivalents, end of period	$9,003	$9,462

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$85	$-

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2019 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2019 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2019, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2019 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2020.

Fair Value Measurements

The Fund follows the accounting guidance for fair value measurement for measuring fair value of assets and liabilities in its financial statements. The Fund’s financial assets and liabilities consist of cash and cash equivalents, production receivable, other current assets, salvage fund, investment in Delta House, due to operators and accrued expenses. Except for investment in Delta House, the carrying amounts of these financial assets and liabilities approximate fair value due to their short-term nature.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During the three months ended March 31, 2020 and 2019, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During the three months ended March 31, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was not significant.

Impairment of Long-Lived Assets

The Fund reviews the carrying value of its oil and gas properties for impairment whenever events and circumstances indicate that the recorded carrying value of the oil and gas properties may not be recoverable. Impairments are determined by comparing estimated future net undiscounted cash flows to the carrying value of the oil and gas properties at the time of the review. If the carrying value exceeds the estimated future net undiscounted cash flows, the carrying value of the oil and gas properties is written down to fair value, which is determined using valuation techniques that include both market and income approaches and use Level 3 inputs. The fair value determinations require considerable judgment and are sensitive to change. Different pricing assumptions, reserve estimates or discount rates could result in a different calculated impairment.

During first quarter 2020, there has been a significant decline in oil and natural gas commodity prices primarily due to the Coronavirus (“COVID-19”) pandemic. The Fund determined the decline in oil prices was a triggering event requiring the Fund to evaluate recoverability of its oil and gas properties. The Fund performed an asset recoverability assessment for its oil and gas properties as of March 31, 2020. Based on its assessment, the Fund determined its oil and gas properties were not impaired during the three months ended March 31, 2020. There were no impairments during the three months ended March 31, 2019.

Declines in oil and natural gas commodity prices may not only impact the fair value of the Fund’s oil and gas properties but could also reduce the quantities of reserves that are commercially recoverable and could result in impairment. The Fund is unable to predict the amount of future reserve revisions at this time, however, if oil and natural gas commodity prices continue to decline, even if only for a short period of time, it is possible that impairments of oil and gas properties will occur.

Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on fair value measurement, which adds, among other things, disclosure requirements for the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This accounting guidance is effective for the Fund in the first quarter 2020 with early adoption permitted. The Fund adopted this accounting guidance on January 1, 2020 and the adoption did not have a material impact on the Fund’s financial statements.

In June 2016, the FASB issued accounting guidance on measurement of credit losses, which introduces, among other things, a new expected loss impairment model that applies to most financial assets measured at amortized cost and certain other instruments including trade and other receivables and other financial assets. Under the new accounting guidance, entities are required to estimate expected credit loss over the life of financial assets and record an allowance against the asset’s amortized cost basis to present the financial asset at the amount expected to be collected. The estimate of expected credit losses will require entities to incorporate considerations of historical information, current information and reasonable and supportable forecasts. The accounting guidance and the most recent update issued in February 2020 are effective for the Fund in the first quarter of 2023 with early adoption permitted. The Fund early adopted this accounting guidance and related updates prospectively on January 1, 2020 and the adoption did not result in a cumulative adjustment to retained earnings on January 1, 2020.

The Fund is exposed to credit losses through the sales of oil and natural gas to customers. However, the Fund only sells to a small number of major oil and gas companies that have investment grade credit ratings.  Based on historical collection experience, current and future economic and market conditions and a review of the current status of customers' production receivables, the Fund has not recorded an expected loss allowance as there are no past due receivable balances or projected credit losses.  The Fund considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined based on the composition of its customer base, there was no related credit loss impact.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during the three months ended March 31, 2020 and 2019 were $0.2 million and $0.3 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three months ended March 31, 2020 and 2019 were $0.1 million.

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

Capital Commitments

As of March 31, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $3.9 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $41 thousand is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions and the impact of COVID-19 on oil and natural gas commodity prices, financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. If the financial markets and/or the overall economy are impacted for an extended period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2020 and December 31, 2019, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of March 31, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Developments

In March 2020, the World Health Organization recognized the novel strain of coronavirus (“COVID-19”) as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war”, caused oil prices to collapse. Although on April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020, the COVID-19 pandemic, the initial oil price war and significant oil demand destruction as a result of world-wide government ordered lock-downs have pushed oil prices to their lowest level in the past several years.

Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the Fund anticipates that this period of extremely low oil and natural gas commodity prices will negatively impact cash flow generated by the Fund’s projects, which will impact distributions. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy are further impacted by the COVID-19 pandemic, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first quarter 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2020 and 2019 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices decline, even if only for a short period of time, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	weather conditions;
•	economic conditions, including demand for petroleum-based products;
•	actions by OPEC, the Organization of Petroleum Exporting Countries;
•	political instability in the Middle East and other major oil and gas producing regions;
•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 pandemic in early 2020);
•	continued social distancing and other measures implemented due to COVID-19 pandemic, which results in a decrease in demand in oil and natural gas prices and operation decisions such as well shut-ins;
•	governmental regulations, both domestic and foreign;
•	domestic and foreign tax policy;
•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;
•	the supply and price of foreign oil and gas;
•	the cost of exploring for, producing and delivering oil and gas;
•	the discovery rate of new oil and gas reserves;
•	the rate of decline of existing and new oil and gas reserves;
•	available pipeline and other oil and gas transportation capacity;
•	the ability of oil and gas companies to raise capital;
•	the overall supply and demand for oil and gas; and
•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2020	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$3,770	$4,622	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2 commenced production in late-November 2019. Well #3 is expected to commence production in fourth quarter 2022. The Fund expects to spend $0.6 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,900	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2022. One well, which had been shut-in since late-February 2019 due to remediation work for downhole mechanical issues, resumed production in third quarter 2019. The Fund expects to spend $1.8 million for additional development costs and $0.5 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	5.0%	$7,510	$8,171	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. The Fund expects to spend $0.7 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2020 and 2019, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2020	2019
	(in thousands)
Revenue
Oil and gas revenue	$1,317	$1,335
Expenses
Depletion and amortization	226	113
Operating expenses	370	633
Management fees to affiliate	243	266
General and administrative expenses	43	44
Total expenses	882	1,056
Income from operations	435	279
Other income
Dividend income	8	9
Interest income	14	7
Total other income	22	16
Net income	$457	$295

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2020 and 2019. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2020	2019
Number of wells producing	7	6
Total number of production days	602	360
Oil sales (in thousands of barrels)	25	20
Average oil price per barrel	$48	$60
Gas sales (in thousands of mcfs)	52	49
Average gas price per mcf	$1.76	$2.92

The production-related increases in the above table were primarily related to the commencement of production of an additional well in the Diller Project during fourth quarter 2019 coupled with two wells in the Marmalard Project, which experienced periodic shut-ins during first quarter 2019 due to mechanical issues. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2020 was $1.3 million, a decrease of $18 thousand from the three months ended March 31, 2019. The decrease was attributable to decreased oil and gas prices totaling $0.3 million, partially offset by increased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2020 was $0.2 million, an increase of $0.1 million from the three months ended March 31, 2019. The increase was primarily attributable to credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligation for a fully depleted property, which was recorded in first quarter 2019. Depletion and amortization rates were relatively consistent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may be impacted by changes in reserve estimates provided annually by the Fund’s independent petroleum engineers. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2020	2019
	(in thousands)
Lease operating expense	$276	$228
Transportation and processing expense	85	67
Insurance expense	11	28
Accretion expense	4	4
Workover expense	(6)	306
	$370	$633

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.4 million ($10.94 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2020, compared to $0.3 million ($11.47 per BOE) during the three months ended March 31, 2019. Production costs and production costs per BOE were relatively consistent during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. See “Overview” above for factors that impact oil and natural gas production.

Management Fees to Affiliate. An annual management fee, totaling 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, is paid monthly to the Manager. All or a portion of such fee may be temporarily waived by the Manager to accommodate the Fund’s short-term commitments.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2020 were $1.1 million, primarily related to revenue received of $1.7 million, partially offset by operating expenses of $0.4 million and management fees of $0.2 million.

Cash flows provided by operating activities during the three months ended March 31, 2019 were $0.6 million, primarily related to revenue received of $1.3 million, partially offset by operating expenses of $0.4 million and management fees of $0.3 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2020 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the three months ended March 31, 2019 were $40 thousand, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2020 were $0.9 million, related to manager and shareholder distributions.

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

As of March 31, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $3.9 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $41 thousand is expected to be spent during the next twelve months.

Based upon its current cash position and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive all or a portion of the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts of future capital required for the ongoing development of the Diller and Marmalard projects and funding their estimated asset retirement obligations. Distributions may also be impacted by the significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic and price war.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2020 and December 31, 2019 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2020 and December 31, 2019, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2020.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic. The Fund’s management is continually monitoring and assessing the COVID-19 pandemic on the Fund’s internal controls to minimize the impact on their design and operating effectiveness.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	May 13, 2020	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 13, 2020	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

