Form 10-Q
period 2020-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2020-08-10
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

As of August 10, 2020, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$8,875	$8,953
Production receivable	303	802
Other current assets	1	16
Total current assets	9,179	9,771
Salvage fund	1,677	1,656
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	17,487	17,519
Less: accumulated depletion and amortization	(14,449)	(14,068)
Total oil and gas properties, net	3,038	3,451
Total assets	$14,013	$14,997

Liabilities and Members' Capital
Current liabilities:
Due to operators	$218	$480
Accrued expenses	38	44
Total current liabilities	256	524
Asset retirement obligations	1,055	1,048
Total liabilities	1,311	1,572
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,821)	(6,686)
Retained earnings	5,921	5,844
Manager's total	(900)	(842)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(40,828)	(40,064)
Accumulated deficit	(29,188)	(29,287)
Shareholders' total	13,602	14,267
Total members' capital	12,702	13,425
Total liabilities and members' capital	$14,013	$14,997

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue
Oil and gas revenue	$424	$1,574	$1,741	$2,909
Expenses
Depletion and amortization	155	174	381	287
Operating expenses	327	556	697	1,189
Management fees to affiliate (Note 2)	201	267	444	533
General and administrative expenses	40	65	83	109
Total expenses	723	1,062	1,605	2,118
(Loss) income from operations	(299)	512	136	791
Other income
Dividend income	10	9	18	18
Interest income	8	16	22	23
Total other income	18	25	40	41
Net (loss) income	$(281)	$537	$176	$832

Manager Interest
Net (loss) income	$(21)	$103	$77	$163

Shareholder Interest
Net (loss) income	$(260)	$434	$99	$669
Net (loss) income per share	$(545)	$907	$207	$1,400

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	477.8874	$(842)	$14,267	$13,425
Distributions	-	(135)	(764)	(899)
Net income	-	98	359	457
Balances, March 31, 2020	477.8874	$(879)	$13,862	$12,983
Net loss	-	(21)	(260)	(281)
Balances, June 30, 2020	477.8874	$(900)	$13,602	$12,702

	Six months ended June 30, 2019
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2018	477.8874	$(800)	$15,154	$14,354
Distributions	-	(140)	(793)	(933)
Net income	-	60	235	295
Balances, March 31, 2019	477.8874	$(880)	$14,596	$13,716
Distributions	-	(96)	(544)	(640)
Net income	-	103	434	537
Balances, June 30, 2019	477.8874	$(873)	$14,486	$13,613

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2020	2019

Cash flows from operating activities
Net income	$176	$832
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	381	287
Accretion expense	7	7
Changes in assets and liabilities:
Decrease (increase) in production receivable	499	(126)
Decrease in other current assets	15	196
Decrease in due to operators	(95)	(38)
(Decrease) increase in accrued expenses	(6)	7
Net cash provided by operating activities	977	1,165

Cash flows from investing activities
Payments to operators for working interests and expenditures	-	(26)
Capital expenditures for oil and gas properties	(135)	(67)
Increase in salvage fund	(21)	(21)
Net cash used in investing activities	(156)	(114)

Cash flows from financing activities
Distributions	(899)	(1,573)
Net cash used in financing activities	(899)	(1,573)

Net decrease in cash and cash equivalents	(78)	(522)
Cash and cash equivalents, beginning of period	8,953	9,836
Cash and cash equivalents, end of period	$8,875	$9,314

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$1

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2019 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2020.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and six months ended June 30, 2020 and 2019, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and six months ended June 30, 2020 and 2019, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments during the three and six months ended June 30, 2020 and 2019. During first half of 2020, there has been a significant fluctuation in oil and natural gas commodity prices primarily due to the Coronavirus (“COVID-19”) pandemic. Fluctuations in oil and natural gas commodity prices may not only impact the fair value of the Fund’s oil and gas properties but could also reduce the quantities of reserves that are commercially recoverable and could result in impairment. The Fund is unable to predict the amount of future reserve revisions at this time, however, if oil and natural gas commodity prices are further impacted by the COVID-19 pandemic, it is possible that impairments of oil and gas properties will occur.

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

The Fund is exposed to credit losses through the sales of oil and natural gas to customers. However, the Fund only sells to a small number of major oil and gas companies that have investment-grade credit ratings.  Based on historical collection experience, current and future economic and market conditions and a review of the current status of customers' production receivables, the Fund has not recorded an expected loss allowance as there are no past due receivable balances or projected credit losses.  The Fund considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined based on the composition of its customer base, there was no related credit loss impact.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during the three and six months ended June 30, 2020 were $0.2 million and $0.4 million, respectively. Management fees during the three and six months ended June 30, 2019 were $0.3 million and $0.5 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. The Fund did not pay distributions during the three months ended June 30, 2020. Distributions paid to the Manager during the six months ended June 30, 2020 were $0.1 million. Distributions paid to the Manager during the three and six months ended June 30, 2019 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of June 30, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $3.9 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $7 thousand is expected to be spent during the next twelve months.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and spread of the pandemic and related advisories and restrictions and the impact of COVID-19 on oil and natural gas commodity prices, financial markets and the overall economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Fund’s projects. With the continued uncertainty, the Fund has elected to conserve capital for unforeseen expenses and to temporarily suspend distributions. If the financial markets and/or the overall economy are impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2020 and December 31, 2019, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of June 30, 2020, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Recent Developments

In March 2020, the World Health Organization recognized the novel strain of coronavirus (“COVID-19”) as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war”, caused oil prices to collapse. Although on April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020, the COVID-19 pandemic, the initial oil price war and significant oil demand destruction as a result of world-wide government ordered lock-downs pushed oil prices to their lowest level during April 2020 as compared to the past several years. Since then, the oil market has stabilized and strengthened with oil prices gradually rising. On June 6, 2020, OPEC and Russia agreed to extend the production cut of approximately 9.7 million barrels per day through the end of July 2020.

Although the extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices negatively impacted cash flow generated by the Fund’s projects. With the continued uncertainty, the Fund has elected to conserve capital for unforeseen expenses and to temporarily suspend distributions. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy are impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2020 and 2019 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be adversely impacted.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	weather conditions;

•	economic conditions, including demand for petroleum-based products;

•	actions by OPEC, the Organization of Petroleum Exporting Countries;

•	political instability in the Middle East and other major oil and gas producing regions;

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war, terrorism, political unrest, or health epidemics (such as the global COVID-19 pandemic in early 2020);

•	continued social distancing and other measures implemented due to the COVID-19 pandemic, which results in a decrease in demand in oil and natural gas prices and operational decisions such as well shut-ins;

•	governmental regulations, both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2020	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$3,729	$4,547	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2 commenced production in late-November 2019. Well #3 is expected to commence production in fourth quarter 2022. During May 2020, production from the Diller Project was shut-in due to the low-price environment. Production from the wells returned at its normal production levels in June 2020. The Fund expects to spend $0.5 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,900	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2022. One well, which had been shut-in since late-February 2019 due to remediation work for downhole mechanical issues, resumed production in third quarter 2019. During May 2020, production from the Marmalard Project was shut-in due to the low-price environment. Production from the wells returned at its normal production levels in June 2020. The Fund expects to spend $1.8 million for additional development costs and $0.5 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	5.0%	$7,510	$8,171	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. The Fund expects to spend $0.7 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2020 and 2019, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue
Oil and gas revenue	$424	$1,574	$1,741	$2,909
Expenses
Depletion and amortization	155	174	381	287
Operating expenses	327	556	697	1,189
Management fees to affiliate	201	267	444	533
General and administrative expenses	40	65	83	109
Total expenses	723	1,062	1,605	2,118
(Loss) income from operations	(299)	512	136	791
Other income
Dividend income	10	9	18	18
Interest income	8	16	22	23
Total other income	18	25	40	41
Net (loss) income	$(281)	$537	$176	$832

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2020 and 2019. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Number of wells producing	6	5	7	6
Total number of production days	371	405	973	765
Oil sales (in thousands of barrels)	15	22	40	42
Average oil price per barrel	$26	$66	$40	$63
Gas sales (in thousands of mcfs)	29	54	79	102
Average gas price per mcf	$1.45	$2.59	$1.65	$2.78

The increases in the number of wells producing and production days noted in the above table were primarily related to the commencement of production of an additional well in the Diller Project during fourth quarter 2019 coupled with two wells in the Marmalard Project, which experienced periodic shut-ins during first half of 2019. During the three months ended June 30, 2020, the decreases in production days and oil and gas sales volumes were primarily attributable to the Liberty Project, which reached the end of its productive life in first quarter 2020. During the six months ended June 30, 2020, the decreases in oil and gas sales volumes were primarily related to the Liberty Project, partially offset by the Diller and Marmalard projects. The increases from the Diller and Marmalard projects were primarily as a result of steady production during first half of 2020 after periodic shut-ins during 2019. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2020 was $0.4 million, a decrease of $1.2 million from the three months ended June 30, 2019. The decrease was attributable to decreased oil and gas prices totaling $0.6 million coupled with decreased sales volume totaling $0.5 million.

Oil and gas revenue during the six months ended June 30, 2020 was $1.7 million, a decrease of $1.2 million from the six months ended June 30, 2019. The decrease was attributable to decreased oil and gas prices totaling $1.0 million coupled with decreased sales volume totaling $0.1 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during each of the three months ended June 30, 2020 and 2019 was $0.2 million. Depletion and amortization rates were relatively consistent during the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Depletion and amortization during the six months ended June 30, 2020 was $0.4 million, an increase of $0.1 million from the six months ended June 30, 2019. The increase was primarily attributable to an increase in the average depletion rate totaling $0.1 million coupled with credits to depletion expense totaling $0.1 million related to an adjustment to the asset retirement obligation for a fully depleted property, which was recorded in first quarter 2019.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(in thousands)
Lease operating expense	$241	$230	$517	$458
Transportation and processing expense	65	67	150	134
Insurance expense	9	16	20	44
Accretion expense	3	3	7	7
Workover expense	9	240	3	546
	$327	$556	$697	$1,189

Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties. Workover expense represents costs to restore or stimulate production of existing reserves. During the three and six months ended June 30, 2019, workover expense primarily related to remediation work for a mechanical issue in the Marmalard Project.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.3 million ($16.06 per barrel of oil equivalent or “BOE”) and $0.7 million ($12.91 per BOE) during the three and six months ended June 30, 2020, respectively, compared to $0.3 million ($10.13 per BOE) and $0.6 million ($10.80 per BOE) during the three and six months ended June 30, 2019, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019. The increase in production costs per BOE during the three ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily attributable to decreased oil and natural gas production from the Diller and Marmalard projects as a result of shut-in during May 2020 due to the low-price environment. Production from the Diller and Marmalard wells returned to normal production levels in June 2020. The increase in production costs per BOE during the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to the costs associated with the Liberty Project, which reached the end of its productive life in first quarter 2020. See “Overview” above for factors that impact oil and natural gas production.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2020 were $1.0 million, primarily related to revenue received of $2.2 million, partially offset by operating expenses of $0.8 million, management fees of $0.4 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2019 were $1.2 million, primarily related to revenue received of $2.8 million, partially offset by operating expenses of $1.0 million, management fees of $0.5 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2020 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Cash flows used in investing activities during the six months ended June 30, 2019 were $0.1 million, primarily related to capital expenditures for oil and gas properties, inclusive of advances.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2020 were $0.9 million, related to manager and shareholder distributions.

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

As of June 30, 2020, the Fund’s estimated capital commitments related to its oil and gas properties were $3.9 million (which include asset retirement obligations for the Fund’s projects of $1.6 million), of which $7 thousand is expected to be spent during the next twelve months.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager will temporarily waive all or a portion of the management fee as well as provide short-term financing to accommodate the Fund’s short-term commitments if needed.

The Manager is entitled to receive an annual management fee from the Fund regardless of the Fund’s profitability in that year. However, pursuant to the terms of the LLC Agreement, the Manager is also permitted to waive all or a portion of the management fee at its own discretion.

Distributions, if any, are funded from available cash from operations, as defined in the LLC Agreement, and the frequency and amount are within the Manager’s discretion. However, distributions may be impacted by amounts of future capital required for the ongoing development of the Diller and Marmalard projects and funding their estimated asset retirement obligations. Distributions may also be impacted by the significant decline in oil and natural gas commodity prices due to the COVID-19 pandemic.

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2020 and December 31, 2019 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2020 and December 31, 2019, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2020.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic. The Fund’s management is continually monitoring and assessing the impact of the COVID-19 pandemic on the Fund’s internal controls to minimize the impact on their design and operating effectiveness.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	August 10, 2020	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 10, 2020	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

