Form 10-Q
period 2021-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2021-05-10
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

As of May 13, 2020, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,061	$8,980
Salvage fund	267	912
Production receivable	409	376
Other current assets	143	18
Total current assets	9,880	10,286
Salvage fund	813	772
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,465	9,448
Less: accumulated depletion and amortization	(6,843)	(6,681)
Total oil and gas properties, net	2,622	2,767
Total assets	$13,434	$13,944

Liabilities and Members' Capital
Current liabilities:
Due to operators	$109	$120
Accrued expenses	42	47
Asset retirement obligations	267	912
Total current liabilities	418	1,079
Asset retirement obligations	297	293
Total liabilities	715	1,372
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(6,939)	(6,861)
Retained earnings	6,107	6,001
Manager's total	(832)	(860)
Shareholders:
Capital contributions (500 shares authorized;
477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(41,494)	(41,053)
Accumulated deficit	(28,573)	(29,133)
Shareholders' total	13,551	13,432
Total members' capital	12,719	12,572
Total liabilities and members' capital	$13,434	$13,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenue
Oil and gas revenue	$1,116	$1,317
Expenses
Depletion and amortization	40	226
Operating expenses	199	370
Management fees to affiliate (Note 2)	184	243
General and administrative expenses	37	43
Total expenses	460	882
Income from operations	656	435
Other income
Dividend income	10	8
Interest income	-	14
Total other income	10	22
Net income	$666	$457

Manager Interest
Net income	$106	$98

Shareholder Interest
Net income	$560	$359
Net income per share	$1,172	$751

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	477.8874	$(860)	$13,432	$12,572
Distributions	-	(78)	(441)	(519)
Net income	-	106	560	666
Balances, March 31, 2021	477.8874	$(832)	$13,551	$12,719

	Three months ended March 31, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	477.8874	$(842)	$14,267	$13,425
Distributions	-	(135)	(764)	(899)
Net income	-	98	359	457
Balances, March 31, 2020	477.8874	$(879)	$13,862	$12,983

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2021	2020

Cash flows from operating activities
Net income	$666	$457
Adjustments to reconcile net income to net cash
provided by operating activities:
Depletion and amortization	40	226
Accretion expense	4	4
Changes in assets and liabilities:
(Increase) decrease in production receivable	(33)	396
(Increase) decrease in other current assets	(125)	8
Decrease in due to operators	(11)	(39)
Decrease in accrued expenses	(5)	(2)
Settlement of asset retirement obligations	(523)	-
Net cash provided by operating activities	13	1,050

Cash flows from investing activities
Capital expenditures for oil and gas properties	(17)	(91)
Proceeds from salvage fund	657	-
Increase in salvage fund	(53)	(10)
Net cash provided by (used in) investing activities	587	(101)

Cash flows from financing activities
Distributions	(519)	(899)
Net cash used in financing activities	(519)	(899)

Net increase in cash and cash equivalents	81	50
Cash and cash equivalents, beginning of period	8,980	8,953
Cash and cash equivalents, end of period	$9,061	$9,003

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$85

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2020 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2020 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2020, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2020 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2021.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During the three months ended March 31, 2021 and 2020, there were no impairments of the Fund’s investment in Delta House.

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

	Three months ended March 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$1,205	$1,048
Liabilities settled	(523)	-
Accretion expense	4	4
Revision of estimates	(122)	-
Balance, end of period	$564	$1,052

During the three months ended March 31, 2021, the Fund recorded credits to depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During the three months ended March 31, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was not significant.

Allowance for Credit Losses

The Fund is exposed to credit losses through the sale of oil and natural gas to customers. However, the Fund only sells to a small number of major oil and gas companies that have investment-grade credit ratings. Based on historical collection experience, current and future economic and market conditions and a review of the current status of customers' production receivables, the Fund has not recorded an expected loss allowance as there are no past due receivable balances or projected credit losses. The Fund considered the current and expected future economic and market conditions surrounding the Coronavirus (“COVID-19”) pandemic and determined based on the composition of its customer base, there was no related credit loss impact.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2021 and 2020. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during each of the three months ended March 31, 2021 and 2020 were $0.2 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the three months ended March 31, 2021 and 2020 were $0.1 million.

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

Capital Commitments

As of March 31, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $3.2 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.4 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager may temporarily waive all or a portion of the management fee to accommodate the Fund’s short-term commitments if needed.

Impact from COVID-19

The extent of the impact of the COVID-19 pandemic on the Fund’s financial position, results of operations and cash flows will depend on future developments, including the duration and scope of the pandemic, related advisories and restrictions that have been and continue to be taken to combat virus transmission and the impact of the pandemic on oil and natural gas commodity prices, financial markets and the overall global economy, all of which are highly uncertain and cannot be predicted. Lower oil and gas prices may reduce the amount of oil and gas products which can be economically produced. Although the extent of the continued impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Fund’s projects.  If the overall global economy, including financial markets therein, is further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2021 and December 31, 2020, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of March 31, 2021, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01.  The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so.  Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

ITEM 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of the ongoing Coronavirus (“COVID-19”) pandemic and any other future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

Recent Developments

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war” and caused oil prices to collapse. On April 12, 2020, OPEC and Russia agreed to reduce production by approximately 9.7 million barrels per day in May and June 2020. Despite this agreement, oil prices decreased to their lowest level in April 2020 as compared to the past several years as a result of the initial oil price war and significant decreases in oil demand caused by world-wide government-ordered lock-downs. Since then, the oil market has stabilized and strengthened with oil prices gradually rising. On June 6, 2020, OPEC and Russia agreed to extend the production cut of approximately 9.7 million barrels per day through the end of July 2020 and maintain a production cut of 7.7 million barrels per day from August 2020 through the end of 2020. On December 3, 2020, OPEC and Russia agreed to reduce the production cut to 7.2 million barrels per day beginning in January 2021 and will then meet monthly to assess market conditions and decide on further production adjustments for the following month, with further monthly adjustments being no more than 0.5 million barrels per day. In accordance with this approach, OPEC and Russia have agreed to gradually reduce the production cut down to 5.759 million barrels per day by July 2021 while Saudi Arabia has maintained its additional voluntary production cut of 1.0 million barrels per day from February 2021 through April 2021.

Although the ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows is unknown, the period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Fund’s projects.  However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. However, if oil and natural gas commodity prices and the overall economy continue to be impacted by the COVID-19 pandemic, the Fund, its operators and other working interest partners’ financial performance results may be adversely impacted, which could significantly affect the Fund’s liquidity and expected operating results.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2021 and 2020 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices continue to be impacted by the COVID-19 pandemic, the Fund’s results of operations and liquidity will be adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2021	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$3,748	$4,583	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2 commenced production in 2019. Well #3 is expected to commence production in third quarter 2022. During May 2020, production from the Diller Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime at the Delta House production facility. In addition, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during second half of 2020. The Fund expects to spend $0.5 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,645	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2023. During May 2020, production from the Marmalard Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime at the Delta House production facility. In addition, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during second half of 2020. The Fund expects to spend $1.5 million for additional development costs and $0.5 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	5.0%	$8,034	$8,200	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. During first quarter 2021, the Fund spent $0.5 million related to the settlement of the project's asset retirement obligations. The Fund expects to spend an additional $0.2 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2021 and 2020, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2021	2020
	(in thousands)
Revenue
Oil and gas revenue	$1,116	$1,317
Expenses
Depletion and amortization	40	226
Operating expenses	199	370
Management fees to affiliate	184	243
General and administrative expenses	37	43
Total expenses	460	882
Income from operations	656	435
Other income
Dividend income	10	8
Interest income	-	14
Total other income	10	22
Net income	$666	$457

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2021 and 2020. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2021	2020
Number of wells producing	6	7
Total number of production days	540	602
Oil sales (in thousands of barrels)	17	25
Average oil price per barrel	$58	$48
Gas sales (in thousands of mcfs)	35	52
Average gas price per mcf	$3.79	$1.76

The decrease in the number of wells producing noted in the table above related to the Liberty Project, which reached the end of its productive life during first quarter 2020. The decreases in oil and gas sales volumes noted in the table above were primarily attributable to natural declines in production from the Diller and Marmalard projects. In addition, the decreases were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2021 was $1.1 million, a decrease of $0.2 million from the three months ended March 31, 2020. The decrease was attributable to decreased sales volume totaling $0.4 million, partially offset by increased oil and gas prices totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2021 was $40 thousand, a decrease of $0.2 million from the three months ended March 31, 2020. The decrease was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the three months ended March 31, 2021.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may be impacted by changes in reserves estimates provided annually by the Fund’s independent petroleum engineers. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2021	2020
	(in thousands)
Lease operating expense	$111	$276
Transportation and processing expense	71	85
Insurance expense	12	11
Accretion expense	4	4
Workover expense	1	(6)
	$199	$370

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($8.53 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2021, compared to $0.4 million ($10.94 per BOE) during the three months ended March 31, 2020.

The decreases in production costs and production costs per BOE during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 were primarily attributable to decreased oil and natural gas production as a result of natural declines in production from the Diller and Marmalard projects coupled with a reduction in the Diller and Marmalard projects’ production handling fees from $4.50 per BOE to $1.50 per BOE effective June 2020 through the end of the wells’ productive lives. The production handling fees for the Diller and Marmalard projects declined over time as certain production hurdles were met in accordance with their production handling agreement relating to the Delta House production facility. In addition, the decreases were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2021 were $13 thousand, primarily related to revenue received of $1.1 million, partially offset by the settlement of asset retirement obligations of $0.5 million, operating expenses of $0.3 million and management fees of $0.2 million.

Cash flows provided by operating activities during the three months ended March 31, 2020 were $1.1 million, primarily related to revenue received of $1.7 million, partially offset by operating expenses of $0.4 million and management fees of $0.2 million.

Investing Cash Flows

Cash flows provided by investing activities during the three months ended March 31, 2021 were $0.6 million, primarily related to proceeds from the salvage fund of $0.7 million, partially offset by investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the three months ended March 31, 2020 were $0.1 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2021 were $0.5 million, related to manager and shareholder distributions.

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

As of March 31, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $3.2 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.4 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision. However, if cash flow from operations is not sufficient to meet the Fund’s commitments, the Manager may temporarily waive all or a portion of the management fee to accommodate the Fund’s short-term commitments if needed.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of March 31, 2021 and December 31, 2020 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2021 and December 31, 2020, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2021.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	May 10, 2021	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2021	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

