Form 10-Q
period 2021-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2021-08-09
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File No. 000-53591

Ridgewood Energy X Fund, LLC

(Exact name of registrant as specified in its charter)

Delaware	26-0870318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14 Philips Parkway, Montvale, NJ07645

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2021, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9,068	$8,980
Salvage fund	268	912
Production receivable	392	376
Other current assets	-	18
Total current assets	9,728	10,286
Salvage fund	857	772
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,466	9,448
Less: accumulated depletion and amortization	(6,990)	(6,681)
Total oil and gas properties, net	2,476	2,767
Total assets	$13,180	$13,944

Liabilities and Members' Capital
Current liabilities:
Due to operators	$146	$120
Accrued expenses	51	47
Asset retirement obligations	268	912
Total current liabilities	465	1,079
Asset retirement obligations	244	293
Total liabilities	709	1,372
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(7,053)	(6,861)
Retained earnings	6,211	6,001
Manager's total	(842)	(860)
Shareholders:
Capital contributions (500 shares authorized; 477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(42,140)	(41,053)
Accumulated deficit	(28,165)	(29,133)
Shareholders' total	13,313	13,432
Total members' capital	12,471	12,572
Total liabilities and members' capital	$13,180	$13,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue
Oil and gas revenue	$1,115	$424	$2,231	$1,741
Expenses
Depletion and amortization	189	155	229	381
Operating expenses	206	327	405	697
Management fees to affiliate (Note 2)	182	201	366	444
General and administrative expenses	35	40	72	83
Total expenses	612	723	1,072	1,605
Income (loss) from operations	503	(299)	1,159	136
Other income
Dividend income	9	10	19	18
Interest income	-	8	-	22
Total other income	9	18	19	40
Net income (loss)	$512	$(281)	$1,178	$176

Manager Interest
Net income (loss)	$104	$(21)	$210	$77

Shareholder Interest
Net income (loss)	$408	$(260)	$968	$99
Net income (loss) per share	$854	$(545)	$2,026	$207

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	477.8874	$(860)	$13,432	$12,572
Distributions	-	(78)	(441)	(519)
Net income	-	106	560	666
Balances, March 31, 2021	477.8874	$(832)	$13,551	$12,719
Distributions	-	(114)	(646)	(760)
Net income	-	104	408	512
Balances, June 30, 2021	477.8874	$(842)	$13,313	$12,471

	Six months ended June 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	477.8874	$(842)	$14,267	$13,425
Distributions	-	(135)	(764)	(899)
Net income	-	98	359	457
Balances, March 31, 2020	477.8874	$(879)	$13,862	$12,983
Net loss	-	(21)	(260)	(281)
Balances, June 30, 2020	477.8874	$(900)	$13,602	$12,702

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2021	2020

Cash flows from operating activities
Net income	$1,178	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	229	381
Accretion expense	7	7
Changes in assets and liabilities:
(Increase) decrease in production receivable	(16)	499
Decrease in other current assets	18	15
Increase (decrease) in due to operators	26	(95)
Increase (decrease) in accrued expenses	4	(6)
Settlement of asset retirement obligations	(621)	-
Net cash provided by operating activities	825	977

Cash flows from investing activities
Capital expenditures for oil and gas properties	(17)	(135)
Proceeds from salvage fund	621	-
Increase in salvage fund	(62)	(21)
Net cash provided by (used in) investing activities	542	(156)

Cash flows from financing activities
Distributions	(1,279)	(899)
Net cash used in financing activities	(1,279)	(899)

Net increase (decrease) in cash and cash equivalents	88	(78)
Cash and cash equivalents, beginning of period	8,980	8,953
Cash and cash equivalents, end of period	$9,068	$8,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2020 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2021.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and six months ended June 30, 2021 and 2020, there were no impairments of the Fund’s investment in Delta House.

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

	Six months ended June 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$1,205	$1,048
Liabilities settled	(621)	-
Accretion expense	7	7
Revision of estimates	(79)	-
Balance, end of period	$512	$1,055

During the six months ended June 30, 2021, the Fund recorded credits to depletion expense totaling $0.1 million, which related to an adjustment to the asset retirement obligation for a fully depleted property.

Revenue Recognition

Oil and gas revenues from contracts with customers are recognized at the point when control of oil and natural gas is transferred to the customers in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers. Revenues from the sale of natural gas liquid are included within gas revenues. The Fund’s oil and natural gas generally are sold to its customers at prevailing market prices based on an index in which the prices are published, adjusted for pricing differentials, quality of oil and pipeline allowances. Under the Fund’s oil and natural gas contracts, each unit of oil and natural gas represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and the transaction price related to the remaining performance obligations is the variable index-based price attributable to each unit of oil and natural gas that is transferred to the customer. The Fund invoices customers once its performance obligations have been satisfied, at which point the payment is unconditional. Accordingly, the Fund’s oil and natural gas contracts do not give rise to contract assets or liabilities. The receivables related to the Fund’s oil and gas revenue are included within “Production receivable” on the Fund’s balance sheets.

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and six months ended June 30, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2021 and 2020. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the six months ended June 30, 2021 or through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during each of the three and six months ended June 30, 2021 and June 30, 2020 were $0.2 million and $0.4 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2021 were $0.1 million and $0.2 million, respectively. The Fund did not pay distributions during the three months ended June 30, 2020. Distributions paid to the Manager during the six months ended June 30, 2020 were $0.1 million.

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

3.Commitments and Contingencies

Capital Commitments

As of June 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.3 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserve estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserve estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from COVID-19

The COVID-19 pandemic remains a global health crisis and continues to cause uncertainty in financial and commodity markets. The ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows continue to be unknown and unpredictable. Although, oil and natural gas commodity prices have improved from historic lows in 2020, the period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Fund’s projects. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. If oil and natural gas commodity prices and the overall global economy, including financial markets therein, are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results will be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2021 and December 31, 2020, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Notice to Lessees on Supplemental Bonding

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. On June 22, 2017, the BOEM announced that the implementation timeline extension will remain in effect pending the completion of the review of NTL 2016-N01. As of June 30, 2021, the BOEM has not lifted its suspension of the implementation of NTL 2016-N01. The impact of NTL 2016-N01, if enforced without change or amendment, may require the Fund to fully secure all of its potential abandonment liabilities to the BOEM’s satisfaction using one or more of the enumerated methods for doing so. Potentially this could increase costs to the Fund if the Fund is required to obtain additional supplemental bonding, fund escrow accounts or obtain letters of credit.

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

Recent Developments

In March 2020, the World Health Organization categorized the outbreak of COVID-19 as a global pandemic, which resulted in a significant drop in oil demand caused by lockdown measures and industrial slowdown around the world. In addition, in March 2020, the failure of an alliance between the Saudi Arabia-led Organization of Petroleum Exporting Countries (“OPEC”) and Russia to reach an agreement on oil production volumes resulted in an oil “price war” and caused oil prices to collapse. Oil prices decreased to their lowest level in April 2020 as compared to the past several years as a result of the initial oil price war and significant decreases in oil demand caused by world-wide government-ordered lock-downs. On April 12, 2020, and throughout 2020, OPEC and Russia agreed and implemented oil production cuts to stabilize the oil market. Since then, the oil market has stabilized and strengthened with oil prices gradually rising throughout the rest of 2020. Oil prices have continued to strengthen into 2021 supported by a slow recovery in demand with the easing of lock-down measures and the rollout of COVID-19 vaccines, market-driven supply cutbacks in the upstream oil sector globally and the effective ongoing supply-side management by OPEC. Looking ahead, these factors indicate a balanced market by the second half of 2021. However, uncertainty still exists depending on actions taken by OPEC and non-OPEC countries in supporting a balanced global oil supply.

The ultimate extent of the impact of the COVID-19 pandemic and resulting market disruption to the Fund’s operating results and cash flows continue to be unknown and unpredictable. Although, oil and natural gas commodity prices have improved from historic lows in 2020, the period of low oil and natural gas commodity prices during 2020 negatively impacted cash flow generated by the Fund’s projects. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility from the COVID-19 pandemic. If oil and natural gas commodity prices and the overall global economy, including financial markets therein, are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund, its operators and other working interest partners’ financial performance results will be materially adversely affected, which could significantly affect the Fund’s liquidity, development of oil and gas and expected operating results. It is likely that estimates of oil and gas products that can be economically produced will be reduced, which increases the likelihood of future impairments and higher depletion rates.

Commodity Price Changes

Changes in oil and natural gas commodity prices may significantly affect liquidity and expected operating results. Declines in oil and natural gas commodity prices not only reduce revenues and profits but could also reduce the quantities of reserves that are commercially recoverable and result in non-cash charges to earnings due to impairment.

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2021 and 2020 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be materially adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2021	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$3,749	$4,584	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2 commenced production in 2019. Well #3 is expected to commence production in first quarter 2023. During May 2020, production from the Diller Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime at the Delta House production facility. In addition, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during second half of 2020. The Fund expects to spend $0.5 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,645	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2023. During May 2020, production from the Marmalard Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime at the Delta House production facility. In addition, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during second half of 2020. The Fund expects to spend $1.5 million for additional development costs and $0.5 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	5.0%	$8,131	$8,242	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. During the six months ended June 30, 2021, the Fund spent $0.6 million related to the settlement of the project's asset retirement obligations. The Fund expects to spend an additional $0.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2021 and 2020, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue
Oil and gas revenue	$1,115	$424	$2,231	$1,741
Expenses
Depletion and amortization	189	155	229	381
Operating expenses	206	327	405	697
Management fees to affiliate	182	201	366	444
General and administrative expenses	35	40	72	83
Total expenses	612	723	1,072	1,605
Income (loss) from operations	503	(299)	1,159	136
Other income
Dividend income	9	10	19	18
Interest income	-	8	-	22
Total other income	9	18	19	40
Net income (loss)	$512	$(281)	$1,178	$176

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2021 and 2020. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Number of wells producing	6	6	6	7
Total number of production days	532	371	1,072	973
Oil sales (in thousands of barrels)	15	15	32	40
Average oil price per barrel	$66	$26	$62	$40
Gas sales (in thousands of mcfs)	31	29	66	79
Average gas price per mcf	$3.42	$1.45	$3.60	$1.65

The decrease in the number of wells producing during the six months ended June 30, 2021 related to the Liberty Project, which reached the end of its productive life during first quarter 2020. The increases in production days noted in the table above were primarily related to the Diller and Marmalard projects, which were shut-in during May 2020 due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to the shut-in. The decreases in oil and gas sales volumes during the six months ended June 30, 2021 were primarily attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020, coupled with natural declines in production from the Diller and Marmalard projects. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2021 was $1.1 million, an increase of $0.7 million from the three months ended June 30, 2020. The increase was primarily attributable to increased oil and gas prices.

Oil and gas revenue during the six months ended June 30, 2021 was $2.2 million, an increase of $0.5 million from the six months ended June 30, 2020. The increase was attributable to increased oil and gas prices totaling $0.8 million, partially offset by decreased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2021 was $0.2 million, an increase of $34 thousand from the three months ended June 30, 2020. The increase was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property during the three months ended June 30, 2021.

Depletion and amortization during the six months ended June 30, 2021 was $0.2 million, a decrease of $0.2 million from the six months ended June 30, 2020. The decrease was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property totaling $0.1 million during the six months ended June 30, 2021.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances. Depletion and amortization rates may also be impacted by changes in reserves estimates provided annually by the Fund’s independent petroleum engineers. Reserves estimates may also be impacted by significant declines in oil and natural gas commodity prices due to the COVID-19 pandemic, which could result in higher depletion rates.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(in thousands)
Lease operating expense	$87	$241	$198	$517
Transportation and processing expense	66	65	137	150
Workover expense	38	9	39	3
Insurance expense	12	9	24	20
Accretion expense	3	3	7	7
	$206	$327	$405	$697

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.2 million ($8.02 per barrel of oil equivalent or “BOE”) and $0.4 million ($8.28 per BOE) during the three and six months ended June 30, 2021, respectively, compared to $0.3 million ($16.06 per BOE) and $0.7 million ($12.91 per BOE) during the three and six months ended June 30, 2020, respectively.

The decreases in production costs and production costs per BOE during the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were primarily attributable to decreased oil and natural gas production as a result of natural declines in production from the Diller and Marmalard projects coupled with a reduction in the Diller and Marmalard projects’ production handling fees from $4.50 per BOE to $1.50 per BOE effective June 2020 through the end of the wells’ productive lives. The production handling fees for the Diller and Marmalard projects declined over time as certain production hurdles were met in accordance with their production handling agreement relating to the Delta House production facility. In addition, the decreases were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2021 were $0.8 million, primarily related to revenue received of $2.2 million, partially offset by the settlement of asset retirement obligations of $0.6 million, management fees of $0.4 million, operating expenses of $0.4 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2020 were $1.0 million, primarily related to revenue received of $2.2 million, partially offset by operating expenses of $0.8 million, management fees of $0.4 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows provided by investing activities during the six months ended June 30, 2021 were $0.5 million, primarily related to proceeds from the salvage fund of $0.6 million, partially offset by investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the six months ended June 30, 2020 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2021 were $1.3 million, related to manager and shareholder distributions.

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

As of June 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.3 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of June 30, 2021 and December 31, 2020 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2021 and December 31, 2020, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2021.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	August 9, 2021	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2021	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)