Form 10-Q
period 2021-09-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2021-11-08
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 8, 2021, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$8,838	$8,980
Salvage fund	201	912
Production receivable	166	376
Other current assets	29	18
Total current assets	9,234	10,286
Salvage fund	838	772
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,474	9,448
Less: accumulated depletion and amortization	(7,097)	(6,681)
Total oil and gas properties, net	2,377	2,767
Total assets	$12,568	$13,944

Liabilities and Members' Capital
Current liabilities:
Due to operators	$116	$120
Accrued expenses	65	47
Asset retirement obligations	201	912
Total current liabilities	382	1,079
Asset retirement obligations	248	293
Total liabilities	630	1,372
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(7,175)	(6,861)
Retained earnings	6,272	6,001
Manager's total	(903)	(860)
Shareholders:
Capital contributions (500 shares authorized; 477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(42,830)	(41,053)
Accumulated deficit	(27,947)	(29,133)
Shareholders' total	12,841	13,432
Total members' capital	11,938	12,572
Total liabilities and members' capital	$12,568	$13,944

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue
Oil and gas revenue	$841	$418	$3,072	$2,159
Expenses
Depletion and amortization	127	95	356	476
Operating expenses	215	160	620	857
Management fees to affiliate (Note 2)	181	184	547	628
General and administrative expenses	47	37	119	120
Total expenses	570	476	1,642	2,081
Income (loss) from operations	271	(58)	1,430	78
Other income
Dividend income	8	3	27	21
Interest income	-	-	-	22
Total other income	8	3	27	43
Net income (loss)	$279	$(55)	$1,457	$121

Manager Interest
Net income	$61	$6	$271	$83

Shareholder Interest
Net income (loss)	$218	$(61)	$1,186	$38
Net income (loss) per share	$455	$(127)	$2,481	$80

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Nine months ended September 30, 2021
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2020	477.8874	$(860)	$13,432	$12,572
Distributions	-	(78)	(441)	(519)
Net income	-	106	560	666
Balances, March 31, 2021	477.8874	$(832)	$13,551	$12,719
Distributions	-	(114)	(646)	(760)
Net income	-	104	408	512
Balances, June 30, 2021	477.8874	$(842)	$13,313	$12,471
Distributions	-	(122)	(690)	(812)
Net income	-	61	218	279
Balances, September 30, 2021	477.8874	$(903)	$12,841	$11,938

	Nine months ended September 30, 2020
	# of Shares	Manager	Shareholders	Total
Balances, December 31, 2019	477.8874	$(842)	$14,267	$13,425
Distributions	-	(135)	(764)	(899)
Net income	-	98	359	457
Balances, March 31, 2020	477.8874	$(879)	$13,862	$12,983
Net loss	-	(21)	(260)	(281)
Balances, June 30, 2020	477.8874	$(900)	$13,602	$12,702
Distributions	-	(21)	(117)	(138)
Net income (loss)	-	6	(61)	(55)
Balances, September 30, 2020	477.8874	$(915)	$13,424	$12,509

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine months ended September 30,
	2021	2020

Cash flows from operating activities
Net income	$1,457	$121
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	356	476
Accretion expense	11	11
Changes in assets and liabilities:
Decrease in production receivable	210	582
Increase in other current assets	(11)	(12)
Decrease in due to operators	(4)	(120)
Increase in accrued expenses	18	7
Settlement of asset retirement obligations	(716)	-
Net cash provided by operating activities	1,321	1,065

Cash flows from investing activities
Capital expenditures for oil and gas properties	(17)	(134)
Proceeds from salvage fund	716	-
Increase in salvage fund	(71)	(25)
Net cash provided by (used in) investing activities	628	(159)

Cash flows from financing activities
Distributions	(2,091)	(1,037)
Net cash used in financing activities	(2,091)	(1,037)

Net decrease in cash and cash equivalents	(142)	(131)
Cash and cash equivalents, beginning of period	8,980	8,953
Cash and cash equivalents, end of period	$8,838	$8,822

Supplemental disclosure of non-cash investing activities
Due to operators for accrued capital expenditures for oil and gas properties	$-	$37

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2020 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and nine months ended September 30, 2021.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and nine months ended September 30, 2021 and 2020, there were no impairments of the Fund’s investment in Delta House.

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

	Nine months ended September 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$1,205	$1,048
Liabilities settled	(716)	-
Accretion expense	11	11
Revision of estimates	(51)	-
Balance, end of period	$449	$1,059

During the nine months ended September 30, 2021, the Fund recorded credits to depletion expense totaling $0.1 million primarily related to an adjustment to the asset retirement obligation for a fully depleted property.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue has not been significant. During each of the three and nine months ended September 30, 2021 and 2020, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and nine months ended September 30, 2021 and 2020. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the nine months ended September 30, 2021 or through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during the three and nine months ended September 30, 2021 were $0.2 million and $0.5 million, respectively. Management fees during the three and nine months ended September 30, 2020 were $0.2 million and $0.6 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and nine months ended September 30, 2021 were $0.1 million and $0.3 million, respectively. Distributions paid to the Manager during the three and nine months ended September 30, 2020 were $21 thousand and $0.2 million, respectively.

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

3.Commitments and Contingencies

Capital Commitments

As of September 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.3 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

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

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of September 30, 2021 and December 31, 2020, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the Outer Continental Shelf (“Lessees”). Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance. The rule became effective as of September 12, 2016; however, on January 6, 2017, the BOEM announced that it was suspending the implementation timeline for six months in certain circumstances. On May 1, 2017, the Secretary of the U.S. Department of the Interior (“Interior”) directed the BOEM to complete a review of NTL 2016-N01, to provide a report to certain Interior personnel describing the results of the review and options for revising or rescinding NTL 2016-N01, and to keep the implementation timeline extension in effect pending the completion of the review of NTL 2016-N01 by the identified Interior personnel. The BOEM is not currently implementing NTL 2016- N01 and its status is uncertain.

Notwithstanding the uncertain status of NTL 2016-N01, BOEM had continued under existing law to review supplemental financial assurance requirements relative to sole liability properties (i.e., properties in which only one company is liable for decommissioning). However, on August 18, 2021, the BOEM issued a Note to Stakeholders in which the BOEM stated that it was expanding its financial assurance efforts beyond sole liability projects to include “supplemental financial assurance of certain high-risk, non-sole liability properties” (those properties with more than one company potentially liable for decommissioning costs). The BOEM identified (i) inactive properties, (ii) those with less than five years of production left, and (iii) those with damaged infrastructure, as being high-risk, non-sole liability properties and for which supplemental financial assurance may be required. The BOEM may require the Fund to fully secure all of its potential abandonment liabilities, which potentially could increase costs to the Fund.

On October 16, 2020, BOEM and the Bureau of Safety and Environmental Enforcement published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. To date, however, Interior has not issued a final rule but has indicated that it is reviewing the proposed rule. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

Oil and natural gas commodity prices have been subject to significant fluctuations during the past several years. During first half of 2020, oil and natural gas commodity prices experienced significant volatility primarily attributable to the COVID-19 pandemic. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and nine months ended September 30, 2021 and 2020 and the effect of such average prices on the Fund’s results of operations. If oil and natural gas commodity prices are further adversely impacted by the COVID-19 pandemic for a prolonged period, the Fund’s results of operations and liquidity will be materially adversely impacted.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	September 30, 2021	Budget	Status
		(in thousands)
Producing Properties
Diller Project	0.88%	$3,758	$4,593	The Diller Project is expected to include the development of three wells. Well #1 commenced production in 2015. Well #2 commenced production in 2019. Well #3 is expected to commence production in first quarter 2023. Although the wells are currently producing, the project experienced storm shut-ins during third quarter 2021 as a result of Hurricane Ida, which passed directly through the corridor where the project is located. During May 2020, production from the Diller Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime at the Delta House production facility. In addition, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during second half of 2020. The Fund expects to spend $0.5 million for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,621	$7,645	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2023. Although three of the four wells in the Marmalard Project are currently producing, the project experienced storm shut-ins during third quarter 2021 as a result of Hurricane Ida, which passed directly through the corridor where the project is located. Production from one of the Marmalard Project's wells is currently shut-in due to a mechanical issue observed on restart after storm shut-in. During May 2020, production from the Marmalard Project was shut-in due to the low-price environment. Production from the wells returned in June 2020 at production levels prior to shut-in. During third quarter 2020, the project experienced several periods of mechanical downtime at the Delta House production facility. In addition, the project experienced several periods of storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico during second half of 2020. The Fund expects to spend $1.5 million for additional development costs and $0.5 million for asset retirement obligations.
Fully Depleted Properties
Liberty Project	5.0%	$8,220	$8,270	The Liberty Project, a single-well project, commenced production in 2010. The well reached the end of its productive life in first quarter 2020. During the nine months ended September 30, 2021, the Fund spent $0.7 million related to the settlement of the project's asset retirement obligations. The Fund expects to spend an additional $0.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and nine months ended September 30, 2021 and 2020, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue
Oil and gas revenue	$841	$418	$3,072	$2,159
Expenses
Depletion and amortization	127	95	356	476
Operating expenses	215	160	620	857
Management fees to affiliate	181	184	547	628
General and administrative expenses	47	37	119	120
Total expenses	570	476	1,642	2,081
Income (loss) from operations	271	(58)	1,430	78
Other income
Dividend income	8	3	27	21
Interest income	-	-	-	22
Total other income	8	3	27	43
Net income (loss)	$279	$(55)	$1,457	$121

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and nine months ended September 30, 2021 and 2020. Natural gas liquid sales are included within gas sales.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Number of wells producing	6	6	6	7
Total number of production days	381	296	1,453	1,269
Oil sales (in thousands of barrels)	11	10	43	50
Average oil price per barrel	$70	$40	$64	$40
Gas sales (in thousands of mcfs)	21	19	87	97
Average gas price per mcf	$4.85	$2.38	$3.91	$1.78

The decrease in the number of wells producing during the nine months ended September 30, 2021 related to the Liberty Project, which reached the end of its productive life during first quarter 2020. The increases noted in the table above were primarily related to the Diller Project, which experienced significant periods of shut-ins during 2020 compared to 2021 due to storm-related safety shut-ins as a result of active storm systems passing through the Gulf of Mexico as well as due to the low-price environment and a mechanical issue at the Delta House production facility. The decreases in oil and gas volumes during the nine months ended September 30, 2021 were primarily attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020, coupled with one of the wells in the Marmalard Project, which experienced decline in production rates during 2021 compared to 2020 as a result of skin wellbore damage. The well, which was shut-in in July 2021 for acid stimulations, returned in August 2021 at production levels prior to the skin wellbore damage. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended September 30, 2021 was $0.8 million, an increase of $0.4 million from the three months ended September 30, 2020. The increase was primarily attributable to increased oil and gas prices.

Oil and gas revenue during the nine months ended September 30, 2021 was $3.1 million, an increase of $0.9 million from the nine months ended September 30, 2020. The increase was attributable to increased oil and gas prices totaling $1.2 million, partially offset by decreased sales volume totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended September 30, 2021 was $0.1 million, an increase of $32 thousand from the three months ended September 30, 2020. The increase was primarily attributable to an adjustment to the asset retirement obligation related to a fully depleted property during the three months ended September 30, 2021.

Depletion and amortization during the nine months ended September 30, 2021 was $0.4 million, a decrease of $0.1 million from the nine months ended September 30, 2020. The decrease was primarily attributable to adjustments to the asset retirement obligation related to a fully depleted property during the nine months ended September 30, 2021.

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

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(in thousands)
Lease operating expense	$50	$95	$248	$612
Transportation and processing expense	54	53	191	203
Workover expense	88	2	127	5
Insurance expense	9	6	33	26
Accretion expense and other	14	4	21	11
	$215	$160	$620	$857

Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Workover expense represents costs to restore or stimulate production of existing reserves. During the three and nine months ended September 30, 2021, workover expense primarily related to the Marmalard Project. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($8.05 per barrel of oil equivalent or “BOE”) and $0.5 million ($8.21 per BOE) during the three and nine months ended September 30, 2021, respectively, compared to $0.2 million ($11.46 per BOE) and $0.8 million ($12.78 per BOE) during the three and nine months ended September 30, 2020, respectively.

The decreases in production costs and production costs per BOE during the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were primarily attributable to decreased oil and natural gas production as a result of shut-ins and natural declines in production from the Fund’s producing projects coupled with a reduction in the Diller and Marmalard projects’ production handling fees from $4.50 per BOE to $1.50 per BOE effective June 2020 through the end of the wells’ productive lives. The production handling fees for the Diller and Marmalard projects declined over time as certain production hurdles were met in accordance with their production handling agreement relating to the Delta House production facility. In addition, the decreases were also attributable to the Liberty Project, which reached the end of its productive life during first quarter 2020.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the nine months ended September 30, 2021 were $1.3 million, primarily related to revenue received of $3.3 million, partially offset by the settlement of asset retirement obligations of $0.7 million, operating expenses of $0.6 million, management fees of $0.5 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the nine months ended September 30, 2020 were $1.1 million, primarily related to revenue received of $2.7 million, partially offset by operating expenses of $1.0 million, management fees of $0.6 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows provided by investing activities during the nine months ended September 30, 2021 were $0.6 million, primarily related to proceeds from the salvage fund of $0.7 million, partially offset by investments in salvage fund of $0.1 million.

Cash flows used in investing activities during the nine months ended September 30, 2020 were $0.2 million, primarily related to capital expenditures for oil and gas properties.

Financing Cash Flows

Cash flows used in financing activities during the nine months ended September 30, 2021 were $2.1 million, related to manager and shareholder distributions.

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

As of September 30, 2021, the Fund’s estimated capital commitments related to its oil and gas properties were $3.1 million (which include asset retirement obligations for the Fund’s projects of $1.1 million), of which $0.3 million is expected to be spent during the next twelve months primarily related to the settlement of asset retirement obligations for certain of the Fund’s projects. Future results of operations and cash flows are dependent on the ongoing development of and revenues from production and sale of oil and gas from the Fund’s producing projects.

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

Off-Balance Sheet Arrangements

The Fund had no off-balance sheet arrangements as of September 30, 2021 and December 31, 2020 and does not anticipate the use of such arrangements in the future.

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of September 30, 2021 and December 31, 2020, other than those discussed in “Estimated Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of September 30, 2021.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting. The Fund has not experienced any material impact to internal control over financial reporting due to the COVID-19 pandemic.

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
Fund and Kathleen P. McSherry, Executive Vice President and
Chief Financial Officer of the Fund

Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RIDGEWOOD ENERGY X FUND, LLC
Dated:	November 8, 2021	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2021	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)