Form 10-Q
period 2023-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2023-05-08
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$8,203	$8,831
Salvage fund	100	100
Production receivable	338	392
Other current assets	10	20
Total current assets	8,651	9,343
Salvage fund	1,248	909
Investment in Delta House	119	119
Oil and gas properties:
Proved properties	9,530	9,508
Less: accumulated depletion and amortization	(7,625)	(7,541)
Total oil and gas properties, net	1,905	1,967
Total assets	$11,923	$12,338

Liabilities and Members' Capital
Current liabilities:
Due to operators	$99	$102
Accrued expenses	55	61
Asset retirement obligations	100	100
Total current liabilities	254	263
Asset retirement obligations	355	350
Total liabilities	609	613
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(7,850)	(7,694)
Retained earnings	6,926	6,826
Manager's total	(924)	(868)
Shareholders:
Capital contributions (500 shares authorized; 477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(46,657)	(45,772)
Accumulated deficit	(24,723)	(25,253)
Shareholders' total	12,238	12,593
Total members' capital	11,314	11,725
Total liabilities and members' capital	$11,923	$12,338

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Revenue
Oil and gas revenue	$1,012	$934
Expenses
Depletion and amortization	77	79
Operating expenses	129	146
Management fees to affiliate (Note 2)	180	180
General and administrative expenses	42	34
Total expenses	428	439
Income from operations	584	495
Other income
Dividend income	6	7
Interest income	40	-
Total other income	46	7
Net income	$630	$502

Manager Interest
Net income	$100	$86

Shareholder Interest
Net income	$530	$416
Net income per share	$1,108	$869

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	477.8874	$(868)	$12,593	$11,725
Distributions		-	(156)	(885)	(1,041)
Net income	-	-	100	530	630
Balances, March 31, 2023	-	477.8874	$(924)	$12,238	$11,314

	Three months ended March 31, 2022
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2021	-	477.8874	$(899)	$12,750	$11,851
Distributions		-	(75)	(427)	(502)
Net income	-	-	86	416	502
Balances, March 31, 2022	-	477.8874	$(888)	$12,739	$11,851

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2023	2022

Cash flows from operating activities
Net income	$630	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	77	79
Accretion expense	5	2
Changes in assets and liabilities:
Decrease (increase) in production receivable	54	(183)
Decrease (increase) in other current assets	10	(3)
Decrease in due to operators	(3)	(7)
Decrease in accrued expenses	(6)	(6)
Credit from (settlement of) asset retirement obligations	7	(13)
Net cash provided by operating activities	774	371

Cash flows from investing activities
Capital expenditures for oil and gas properties	(22)	(3)
Proceeds from salvage fund	-	13
Increase in salvage fund	(339)	(7)
Net cash (used in) provided by investing activities	(361)	3

Cash flows from financing activities
Distributions	(1,041)	(502)
Net cash used in financing activities	(1,041)	(502)

Net decrease in cash and cash equivalents	(628)	(128)
Cash and cash equivalents, beginning of period	8,831	8,738
Cash and cash equivalents, end of period	$8,203	$8,610

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2022 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2022 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2022, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2022 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2023.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During the three months ended March 31, 2023 and 2022, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the three months ended March 31, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2023 and 2022. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the three months ended March 31, 2023 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during each of the three months ended March 31, 2023 and 2022 were $0.2 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2023 and 2022 were $0.2 million and $0.1 million, respectively.

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

Capital Commitments

As of March 31, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.8 million (which include asset retirement obligations for the Fund’s projects of $1.3 million), of which $1.0 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-War conflict, production decisions by OPEC Plus and China’s evolving policies post-coronavirus pandemic. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2023 and December 31, 2022, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BOEM Supplemental Financial Assurance Requirements

In 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”), which discontinued and materially replaced existing policies and procedures regarding supplemental bonding requirements.  To date, the BOEM is not currently implementing NTL 2016-N01 and its status is uncertain, and the BOEM has indicated that it is reviewing the proposed rule. The BOEM may require the Fund to fully secure all of its potential abandonment liabilities, which potentially could increase costs to the Fund. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflict between Russia and Ukraine and the global response to such conflict, and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

Market Conditions

Although oil and natural gas commodity prices have been steady compared to 2022, the outlook for the oil and gas market continues to be volatile. The biggest downside risk facing the oil market is the pullback in energy demand, which could result from global recession likely driven, in large part, by a prolonged high inflationary environment. In addition, ongoing geopolitical uncertainty will continue to dictate oil and natural gas commodity prices, including, among other things, the ongoing Russia-War conflict, production decisions by OPEC Plus and China’s evolving policies post-Coronavirus pandemic. Different outcomes of these issues would have different impacts on global economic growth and the performance of financial markets in 2023 and the Fund, its operators and other working interest partners’ financial performance results may be materially adversely affected, which could affect the Fund’s liquidity and expected operating results. However, because the Fund owns its oil and gas properties with no debt and these projects are long-lived assets that are expected to produce over many years with relatively low operating costs, the Fund believes that it is positioned to weather this period of uncertainty and volatility in the global oil and gas market.

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

Oil and natural gas commodity prices have been subject to significant volatility most recently due to the issues impacting market conditions described above. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2023 and 2022 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2023	Budget	Status
		(in thousands)
Diller Project	0.88%	$3,742	$4,057	The Diller Project includes the development of two wells. Well #1 commenced production in 2015. Well #2 commenced production in 2019. The Fund expects to spend $18 thousand for additional development costs and $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$5,669	$8,909	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Additional wells are expected to commence production in 2024 and 2025. The Fund expects to spend $2.4 million for additional development costs and $0.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2023 and 2022, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2023	2022
	(in thousands)
Revenue
Oil and gas revenue	$1,012	$934
Expenses
Depletion and amortization	77	79
Operating expenses	129	146
Management fees to affiliate	180	180
General and administrative expenses	42	34
Total expenses	428	439
Income from operations	584	495
Other income
Dividend income	6	7
Interest income	40	-
Total other income	46	7
Net income	$630	$502

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2023 and 2022. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2023	2022
Number of wells producing	6	6
Total number of production days	532	432
Oil sales (in thousands of barrels)	12	9
Average oil price per barrel	$74	$97
Gas sales (in thousands of mcfs)	24	15
Average gas price per mcf	$3.33	$5.67

The production related increases noted in the table above were primarily related to one well in the Marmalard Project, which was shut-in for the majority of first quarter 2022 due to a mechanical issue. The well returned to production in early-March 2022. See additional discussion in “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2023 was $1.0 million, an increase of $0.1 million from the three months ended March 31, 2022. The increase was attributable to increased sales volume totaling $0.4 million, partially offset by decreased oil and gas prices totaling $0.3 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2023 was $0.1 million, a decrease of $2 thousand from the three months ended March 31, 2022. The decrease was attributable to a decrease in the average depletion rate totaling $29 thousand and adjustments to the asset retirement obligations related to fully depleted properties totaling $7 thousand, partially offset by an increase in production volumes totaling $34 thousand. The decrease in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2023	2022
	(in thousands)
Lease operating expense	$85	$68
Transportation and processing expense	28	50
Insurance expense	10	11
Accretion expense	5	2
Workover expense	1	15
	$129	$146

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($7.50 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2023, compared to $0.1 million ($11.25 per BOE) during the three months ended March 31, 2022.

Production costs were relatively consistent during the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease in production costs per BOE during the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to the Diller and Marmalard projects as a result of the termination of the fixed lateral fees effective August 2022 through the end of the projects' productive lives. The fixed lateral fees, which were contractually payable for the use of the facility terminated in August 2022, seven years from the date all anchor producers had delivered first production to the Delta House production facility. In addition, one well in the Marmalard Project was shut-in for the majority of first quarter 2022 due to a mechanical issue.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2023 were $0.8 million, primarily related to revenue received of $1.1 million, partially offset by management fees of $0.2 million and operating expenses of $0.1 million.

Cash flows provided by operating activities during the three months ended March 31, 2022 were $0.4 million, primarily related to revenue received of $0.8 million, partially offset by management fees of $0.2 million and operating expenses of $0.2 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2023 were $0.4 million, primarily related to investments in salvage fund of $0.3 million.

Cash flows provided by investing activities during the three months ended March 31, 2022 were $3 thousand, related to proceeds from the salvage fund of $13 thousand, partially offset by investments in salvage fund of $7 thousand and capital expenditures for oil and gas properties of $3 thousand.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2023 were $1.0 million, related to manager and shareholder distributions.

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

As of March 31, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.8 million (which include asset retirement obligations for the Fund’s projects of $1.3 million), of which $1.0 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2023 and December 31, 2022, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2023.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	May 8, 2023	By:	/s/	ROBERT E. SWANSON
			Name:	Robert E. Swanson
			Title:	Chief Executive Officer
(Principal Executive Officer)

Dated:	May 8, 2023	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Financial and Accounting Officer)

