Form 10-K
period 2023-12-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2024-02-26
CIK 1455741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

There is no market for the shares of LLC Membership Interest in the Fund. As of February 26, 2024, there were 477.8874 shares of LLC Membership Interest outstanding.

RIDGEWOOD ENERGY X FUND, LLC
2023 ANNUAL REPORT ON FORM 10-K

FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (“Annual Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Annual Report, other than purely historical information, including estimates, projections and statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflicts between Russia and Ukraine and Israel and Hamas and the global response to such conflicts, acts of terrorism and changes in domestic and foreign governmental regulations, as well as other risks and uncertainties discussed in this Annual Report in Item 1. “Business” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

As compensation for its services, the Manager is entitled to receive an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. The Manager is entitled to receive the management fee from the Fund regardless of the Fund’s profitability in that year. Management fees during each of the years ended December 31, 2023 and 2022 were $0.7 million. Additionally, the Manager is entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the years ended December 31, 2023 and 2022 were $0.4 million.

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

Deepwater Royalty Relief

In addition to the Royalty Relief Rule, the Deepwater Royalty Relief Act of 1995 (the “Deepwater Royalty Relief Act”) was enacted to promote exploration and production of oil and natural gas in the deepwater of the Gulf of Mexico and relieves eligible leases from paying royalties to the U.S. Government on certain defined amounts of deepwater production. The Deepwater Royalty Relief Act expired in the year 2000 but was extended for qualified leases by the BOEM to promote continued interest in deepwater. The Fund currently has one project, the Diller Project, which is eligible for royalty relief under the Deepwater Royalty Relief Act. The Deepwater Royalty Relief Act does not apply to oil if the prices of oil exceed certain thresholds (currently estimated to be between $46.19 per barrel and $59.97 per barrel) adjusted annually for inflation. The Deepwater Royalty Relief Act does not apply to natural gas if the prices of natural gas exceed certain thresholds (currently estimated to be between $5.77 per mmbtu and $10.00 per mmbtu) adjusted annually for inflation.

Properties

Productive Wells

The following table sets forth the number of productive oil and natural gas wells in which the Fund owned a working interest as of December 31, 2023. Productive wells are producing wells and wells mechanically capable of production. Gross wells are the total number of wells in which the Fund owns a working interest. Net wells are the sum of the Fund’s fractional working interests owned in the gross wells. All of the wells, each of which produces both oil and natural gas, are located in the offshore waters of the Gulf of Mexico and are operated by third-party operators.

	Total Productive Wells
	Gross	Net
Oil and natural gas	5	0.04

Acreage Data

The following table sets forth the Fund’s working interests in developed oil and natural gas acreage as of December 31, 2023. The Fund did not have undeveloped oil and natural gas acreage as of December 31, 2023. Gross acres are the total number of acres in which the Fund owns a working interest. Net acres are the sum of the fractional working interests owned in gross acres. Ownership interests generally take the form of working interests in oil and natural gas leases that have varying terms. All of the Fund’s oil and natural gas acreage is located in the offshore waters of the Gulf of Mexico.

Developed Acres
Gross	Net
17,280	148

Information regarding the Fund’s current projects, all of which are located in the offshore waters of the Gulf of Mexico, is provided in the following table. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the heading “Liquidity Needs” for information regarding the funding of the Fund’s capital commitments.

		Total Spent	Total
	Working	through	Fund
Project	Interest	December 31, 2023	Budget	Status
(in thousands)
Diller Project	0.88%	$3,742	$4,040	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. One well in the Diller Project, which was shut-in since April 2023 due to a mechanical issue, did not resume production. The operator of the project filed a cessation of production notice with the BOEM with last production date of September 3, 2023. The Fund expects to spend $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$6,876	$9,685	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Well #5 began drilling in late-September 2023 and commenced production in January 2024. The well is currently shut-in as a result of the cross flow between zones. The operator of the project is currently investigating the next steps to restore production from the well. Well #6 is expected to commence production in 2025. The Fund expects to spend $2.0 million for additional development costs and $0.8 million for asset retirement obligations.

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

However, notwithstanding the ability of the Fund’s projects to produce year-round, the Fund’s properties are located in the Gulf of Mexico; therefore, its operations and cash flows may be significantly impacted by hurricanes and other inclement weather. Such events may also have a detrimental impact on third-party pipelines and processing facilities, upon which the Fund relies to transport and process the oil and natural gas it produces. The National Hurricane Center defines hurricane season in the Gulf of Mexico as June through November. The Fund did not experience any significant damage, shut-ins, or production stoppages due to hurricane activity in 2023.

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

Salvage Fund

The Fund deposits cash in a separate interest-bearing account, or salvage fund, to provide for its proportionate share of the cost of dismantling and removal of production platforms and facilities and plugging and abandoning the wells at the end of their useful lives in accordance with applicable federal and state laws and regulations. As of December 31, 2023, the Fund had $1.3 million invested in a salvage fund. Any portion of the salvage fund that remains after the Fund has paid for all of its asset retirement obligations will be distributed to the shareholders and the Manager. There are no restrictions on withdrawals from the salvage fund.

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

Outer Continental Shelf Lands Act

Under the OCSLA, the United States federal government has jurisdiction over oil and natural gas development on the OCS. As a result, the United States Secretary of the Interior is empowered to sell exploration, development and production leases of a defined submerged area of the OCS, or a block, through a competitive bidding process. Such activity is conducted by the BOEM. Federal offshore leases are managed both by the BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) pursuant to regulations promulgated under the OCSLA. The OCSLA authorizes regulations relating to safety and environmental protection applicable to lessees and permittees operating on the OCS. Specific design and operational standards may apply to OCS vessels, rigs, platforms, vehicles and structures. BSEE regulates the design and operation of well control and other equipment at offshore production sites, implementation of safety and environmental management systems, and mandatory third-party compliance audits, among other requirements. BSEE adopted strict requirements for subsea drilling production equipment and had proposed new requirements to implement equipment reliability improvements, building upon enhanced industry standards for blowout preventers and blowout prevention technologies, and reforms in well design, well control, casing, cementing, real-time well monitoring and subsea containment. BSEE has also published a policy statement on safety culture with nine characteristics of a robust safety culture. In May 2019, BSEE adopted a final rule revising standards for blowout prevention systems and other well controls pertaining to offshore activities (the “2019 Well Control Rule”). The 2019 Well Control Rule became effective July 15, 2019, however compliance with certain provisions was deferred until 2021 or thereafter as specified in those provisions. The 2019 Well Control Rule imposes new requirements relating to, among other things, well design, well control, casing, cementing, real-time well monitoring and subsea containment. The 2019 Well Control Rule applies directly to operators as opposed to non-operators. On September 12, 2022, BSEE announced proposed revisions to provisions of the 2019 Well Control Rule to clarify blowout preventer system requirements and to modify specific blowout prevented equipment capability requirements. On September 14, 2022, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on November 14, 2022. The final revision to the 2019 Well Control Rule was published in the Federal Register on August 23, 2023, and became effective on October 23, 2023. On September 28, 2018, the BSEE published a final rule revising regulations relating to oil and natural gas production safety systems, subsurface safety devices and safety device testing (referred to as “Subpart H”); the rule was effective December 27, 2018. Given the fact that compliance with the 2019 Well Control Rule and Subpart H is the responsibility of the operators and the exploration and development of each well is different, the future costs associated with compliance that will be incurred by non-operators, such as the Fund, cannot be determined or estimated. On December 4, 2020, BOEM published a Record of Decision (“ROD”) for the final programmatic environmental impact statement for geological and geophysical survey activities in the Gulf of Mexico and adjacent state waters. The ROD provides for additional mitigation measures for application for future BOEM issued permits or authorizations toward further minimizing impacts of such geological and geophysical survey activities on marine resources. Violations of environmentally related lease conditions or regulations issued pursuant to the OCSLA can result in substantial civil and criminal penalties, which civil penalties were increased and adjusted for inflation on March 24, 2023, as well as potential court injunctions curtailing operations and the cancellation of leases. Such enforcement liabilities, delay or restriction of activities can result from either governmental or citizen prosecution.

BSEE and BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the BOEM issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and natural gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the OCS (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance.  The rule became effective as of September 12, 2016, however, the NTL 2016-N01 was not fully implemented.

On October 16, 2020, BOEM and BSEE published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. Upon review of the 2020 joint proposed rule and analysis of public comments, the Interior elected to separate the BOEM and BSEE portions of the supplemental bonding requirements. BSEE finalized some provisions from the 2020 proposal as discussed below. BOEM rescinded its portion of the 2020 proposed rule and issued its new proposed rule below.

On April 18, 2023, BSEE published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention, wherein BSEE clarified and formalized its regulations related to decommissioning responsibilities of OCS oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule became effective May 18, 2023. The rule implements provisions of the 2020 proposed rule intended to clarify decommissioning responsibilities of right-of-use and easement grant holders and to formalize BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal set forth in the 2020 proposed rule to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the proposed appeal bonding requirements in this final rule.

On June 29, 2023, BOEM published a proposed rule, that if adopted as initially proposed, would substantially revise the supplemental financial assurance requirements to decommission offshore wells and infrastructure once they are no longer in use. The proposed rule proposes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the proposed rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The proposed rule would allow existing lessees and grant holders to request phased-in payments over three years for new financial assurance amounts. The extended public comment period closed on September 7, 2023, and BOEM is reviewing the comments received. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

Some of the environmental laws that apply to oil and natural gas exploration and production are described below:

Oil Pollution Act. The Oil Pollution Act of 1990, as amended (the “OPA”), amends Section 311 of the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), and was enacted in response to the numerous tanker spills that occurred in the 1980s, including the Exxon Valdez spill. Among other things, the OPA clarifies the federal response authority to, and defines penalties for, such spills. OPA imposes strict, joint and several liabilities on “responsible parties” for damages, including natural resource damages, resulting from oil spills into or upon navigable waters, adjoining shorelines or in the exclusive economic zone of the United States. A “responsible party” includes the owner or operator of an onshore facility and the lessee or permit holder of the area in which an offshore facility is located. The OPA, with regulations promulgated thereunder, establishes a liability limit for onshore facilities and deepwater ports of $725.7 million (as of December 23, 2022), while the liability limit for a responsible party for offshore facilities, including any offshore pipeline, is equal to all removal costs plus up to $167.8 million in other damages for each incident (as of April 14, 2023). These liability limits may not apply if a spill is caused by a party’s gross negligence or willful misconduct, if the spill resulted from violation of a federal safety, construction or operating regulation, or if a party fails to report a spill or to cooperate fully in a clean-up. Regulations under the OPA require owners and operators of rigs in United States waters to maintain certain levels of financial responsibility. A failure to comply with the OPA’s requirements may subject a responsible party to civil, criminal, or administrative enforcement actions. The Fund is not aware of any action or event that would subject us to liability under the OPA. Compliance with the OPA’s financial assurance and other operating requirements has not had, and the Fund believes will not in the future have, a material impact on the Fund’s operations or financial condition.

Clean Water Act. Generally, the Clean Water Act, as well as analogous state requirements, imposes liability for the unauthorized discharge of pollutants, including petroleum products, into the surface and coastal U.S. waters, except in strict conformance with discharge permits issued by the federal or delegated state agency. Regulations governing water discharges also impose other requirements, such as the obligation to prepare spill response plans. On December 11, 2018, the Environmental Protection Agency (“EPA”) and Department of the Army (“Army”) proposed a revised definition of “waters of the United States” (“WOTUS”), clarifying the limits of federal authority under the Clean Water Act. The scope of this authority, as defined under a 2015 rule, was challenged in several federal district court actions and therefore was repealed by the EPA and the Army on September 12, 2019. The repeal, which became effective on December 23, 2019, restored the previous regulation to how it existed prior to finalization of the 2015 Rule. The 2020 Navigable Waters Protection Rule (“NWPR”) was then promulgated, with a replacement definition of WOTUS, and went into effect on June 22, 2020. A recent executive order revoked a prior executive order related to WOTUS and directed agencies to review certain actions, including the NWPR. On June 9, 2021, the Department of the Army and EPA announced their intent to initiate a new rulemaking process that would both restore a pre-2015 Clean Water Rule and develop a new rule to establish a new WOTUS definition, and then sought feedback from stakeholders. On September 3, 2021, following a court order vacating the NWPR, the Department of the Army and EPA announced that they had halted implementation of the NWPR and would interpret WOTUS consistent with the pre-2015 regulatory regime. On November 18, 2021, the EPA and the Department of the Army announced the signing of a proposed rule to revise the definition of WOTUS. On December 7, 2021, the proposed rule was published in the Federal Register with a 60-day public comment period that closed on February 7, 2022. On December 30, 2022, the EPA and the Department the Army announced a final rule establishing a revised definition of WOTUS that restores the pre-2015 regulatory regime (the “2022 Definition”). The 2022 Definition is central to the U.S. Supreme Court decision in Sackett v. EPA, 598 U.S. 651 (2023). On May 25, 2023, the U.S, Supreme Court rendered its decision in Sackett v. EPA, which rejected the 2022 Definition. On August 29, 2023, the EPA and the Department of the Army issued a final rulemaking revising the 2022 Definition in an effort to conform the definition of WOTUS to the Sackett v. EPA decision (the “WOTUS Rule”). The WOTUS Rule is effective as of September 8, 2023. The Fund’s operators are responsible for compliance with the Clean Water Act, although the Fund may be liable for any failure of the operator to do so.

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

International Maritime Organization 2020. In 2016, the International Maritime Organization (“IMO”), a United Nations (“UN”) Agency, instituted a reduction in the sulfur specifications for global marine fuels from 3.5% to 0.5% effective January 1, 2020 in order to reduce the emissions of sulfur to the atmosphere. Shipping companies have the option to buy low sulfur fuel or install scrubbers to lower sulfur emissions to comply with the new regulation. The IMO currently has 175 UN member states that are responsible for monitoring the compliance of the shipping community with this new regulation. The impact to the Fund from this 2020 regulation could be that heavier sour crudes could fall in value relative to lighter sweet crudes as a result of excess high sulfur fuel on the market and subsequent refinery crude slate changes. However, the price of heavier sour crudes in the market continues to be supported by tightness in supply for such crude, new refinery capacity consuming medium/high sulfur crudes and refinery optimization around high sulfur products. As such, the Fund believes IMO 2020 will not in the future have a material impact on the Fund’s operations or financial condition. On July 7, 2023, the Maritime Environmental Protection Committee of IMO adopted the 2023 IMO Strategy on Reduction of GHG emission technologies, fuels and/or energy sources to represent at least 5% of energy used by international shipping by 2030. The Fund is not able to evaluate the impact of the 2023 IMO Strategy to its operations or financial condition until specific regulatory measures are adopted or some other definitive action is taken by the IMO.

Climate Change. The oil and gas industry is subject to federal and state greenhouse gas monitoring, reporting and emissions control requirements. The current state of international climate initiatives and federal and state actions, as well as litigation developments, presents challenges to assessing the impact to the Fund’s operations in relation to future international agreements, federal and state legislation, and other new requirements. Future restrictions on emissions of greenhouse gases could have an impact on future operations.

Other Environmental Laws. In addition to the above, the Fund’s operations may be subject to the Resource Conservation and Recovery Act of 1976, as amended, which regulates the generation, transportation, treatment, storage, disposal and cleanup of certain hazardous wastes, as well as the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended, which imposes joint and several liability without regard to fault or legality of conduct on classes of persons who are considered responsible for the release of a hazardous substance into the environment. Additionally, certain of the Fund’s operations (or actions relating to same) may be subject to the National Environmental Policy Act (“NEPA”), as amended by the Fiscal Responsibility Act of 2023, which requires in general that federal agencies assess the environmental effects of proposed federal actions, typically in the context of projects requiring a federal permit or authorization. Development of oil and gas pipelines are among the types of activities that could trigger NEPA and require such review. On July 16, 2020, the Council on Environmental Quality (“CEQ”) published a final rule to amend NEPA regulations to, among other things, clarify when NEPA applies, amend the definition of “effect” in the agency review, streamline the NEPA review, and provide additional flexibility for public involvement. Subsequently, in 2021, the CEQ withdrew the 2020 rule and is now engaged in a comprehensive review of the 2020 rule. The CEQ issued an Interim Final Rule on June 29, 2021, which extended the deadline by two years (to September 14, 2023) for federal agencies to develop or update their NEPA implementing procedures to conform to the CEQ regulations. As part of the CEQ’s two-phased approach to its review of the 2020 rule, on April 20, 2022, the CEQ published its final rule in the Federal Register for the Phase I rulemaking to amend a certain provision of the NEPA regulations, which, restored provisions that were in effect before the 2020 modification of the rule. This Phase I rule became effective on May 20, 2022. On July 31, 2023, the CEQ published a proposed rule in the Federal Register for the Phase II rulemaking, opening a 60-day public comment period. According to CEQ, the proposed Phase II rule seeks to revise the NEPA regulations in ways that would provide for an effective environmental review process that promotes better decision making and regulatory certainty, ensure full and fair public involvement, and provide for sound decision making grounded in science, including consideration of relevant environmental, climate change, and environmental justice effects. The public comment period closed on September 29, 2023, and CEQ is reviewing the comments received. On January 9, 2023, the CEQ published in 88 FR 1196 interim guidance to assist agencies with analyzing GHG emissions and climate change effects for projects that are subject to NEPA review; this guidance became effective immediately. The Fund’s operations may be subject to analogous and comparable state laws and regulations, in addition to these federal statutes and regulations.

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

Under the Fund’s LLC Agreement, the Fund has the authority to utilize derivative instruments to manage the price risk attributable to its oil and gas production. The Dodd-Frank Act mandates that many derivatives be executed in regulated markets and submitted for clearing to regulated clearinghouses. The Fund is not currently, and has not been during 2023, or at any time since 2012, a party to any derivative instruments or hedging programs.

ITEM 1A.	RISK FACTORS

Not required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.	CYBERSECURITY

Pursuant to the terms of the Fund’s LLC Agreement, the Manager renders management, advisory and administrative services to the Fund, which includes the assessing, identifying, and managing of material risks from cybersecurity threats through its Corporate IT Security Governance program. Ridgewood Energy's Corporate IT Security Governance program consists of an information security framework and organizational structure with senior management oversight that are designed to safeguard critical information assets.

Cybersecurity risk is evaluated based upon risk-based approach. An analysis of information and technology assets that ranks the assets based upon their risk of potential internal and external threats and the impact of the potential loss of integrity, confidentiality, and availability of that asset is updated as appropriate. An Information Security Risk Assessment led by the Manager’s Chief Information Officer (“CIO”) is performed on an annual basis, and/or upon major changes of cybersecurity related processes and infrastructure, for evaluating the potential impacts to key technology, processes, and people upon known relevant threats. Either a mitigating action plan and/or risk acceptance with valid business reasons is required as a response to each identified risk. The results of the Information Security Risk Assessment are available to senior management for review and approval.

The Manager has developed and implemented additional programs that assist in reducing risk and providing additional protection of confidential information including:

•	Collaborative Approach: A comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by senior management in a timely manner.

•	Technical Safeguards: Technical safeguards designed to protect the Fund’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

•	Incidence Response and Recovery Planning: An Incident Response Plan that dictates how the Manager prepares, identifies, contains, remediates, and recovers from various vulnerabilities, threats, and events, including cybersecurity events impacting the Fund.

•	Third-Party Risk Management: A comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Manager’s systems, as well as the systems of third-parties that could adversely impact the Fund and its investors in the event of a cybersecurity incident affecting those third-party systems.
•	Education and Awareness: Security Awareness training is provided for all new and existing employees that reviews information concerning cyber risks and user responsibilities and heightens awareness of cyber threats. Training is documented and reported to senior management when appropriate.

Governance

The Fund does not have its own board of directors or any board committees. The Fund relies upon the senior management oversight of the Manager reporting cybersecurity risks to the executive officers of the Fund. The Manager has a Cyber Risk Committee in place comprised of the CIO and other executive officers of the Fund that is responsible for reviewing and approving or rejecting escalated non-standard IT change requests. The CIO communicates regularly and serves as the Fund’s representation to address significant information technology activities and initiatives. The CIO has more than twenty years of experience as an information technology professional and has been CIO since 2007. The CIO has periodic calls with a third-party virtual Chief Information Security Officer on review of policy and procedures best practices and cybersecurity threats.

In 2023, there were no risks from cybersecurity threats that have materially affected or reasonably likely to material affect the Fund, its business strategy, results of operations or financial condition.

ITEM 2.	PROPERTIES

The information regarding the Fund’s properties that is contained in Item 1. “Business” of this Annual Report under the headings “Project Information” and “Properties,” is incorporated herein by reference.

Drilling Activity

The Fund had no drilling activity for exploratory wells during the years ended December 31, 2023 and 2022. The following table sets forth the Fund’s developmental well drilling activity during the years ended December 31, 2023 and 2022. Gross well is the total number of well in which the Fund has a working interest. Net well is the sum of the Fund’s fractional working interests owned in the gross well. The well, which will produce both oil and natural gas, is located in the offshore waters of the Gulf of Mexico.

	2023		2022
	Gross	Net	Gross	Net
Development wells:
In-progress	1	0.01	-	-
Development well total	1	0.01	-	-

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

The Manager’s primary technical person in charge of overseeing the Fund’s reserve estimates has a B.S. degree in Petroleum Engineering, a Master of Business Administration, and is a member of the Society of Petroleum Engineers, the Association of American Drilling Engineers and the American Petroleum Institute. With over thirty-five years of industry experience, he is currently responsible for reserve reporting, engineering and economic evaluation of exploration and development opportunities, and the oversight of drilling and production operations.

The Fund’s reserve estimates as of December 31, 2023 and 2022 were prepared by Netherland, Sewell & Associates, Inc. (“NSAI”), an independent petroleum engineering firm. The information regarding the qualifications of the petroleum engineer is included within the report from NSAI, which is filed as Exhibit 99.1 to this Annual Report, and is incorporated herein by reference.

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

Proved Undeveloped Reserves. As of December 31, 2023, the Fund had proved undeveloped reserves related to the Marmalard Project totaling 10 thousand barrels of oil, 7 thousand barrels of natural gas liquid (“NGL”) and 0.1 million mcf of natural gas. As of December 31, 2022, the Fund had proved undeveloped reserves related to the Marmalard Project totaling 0.1 million barrels of oil, 48 thousand barrels of NGL and 0.4 million mcf of natural gas. The Marmalard Project was determined to be a discovery in 2012 and commenced production in 2015.

The decrease in total proved undeveloped reserves at December 31, 2023 was primarily due to: (a) conversion into proved developed reserves, (b) downward revision due to well performance and change in development plans, partially offset by (c) addition of new proved undeveloped reserves from planned recompletions.

The proved undeveloped reserves relating to the Marmalard Project, which were initially assigned at the end of year 2015 and 2023, are associated with future recompletes. During the year ended December 31, 2023, the Fund incurred costs to advance the development of its proved undeveloped reserves of $1.1 million, related to the Marmalard Project. As a result, proved undeveloped reserves of 0.1 million barrels of oil, 15 thousand barrels of NGL and 0.1 million mcf of natural gas were converted to proved developed reserves at the end of year 2023. The Fund expects additional future operations to be completed in 2029 and 2033 related to the Marmalard Project. The proved undeveloped reserves that have been reported since 2015 are expected to be reclassified to proved developed reserves in 2030 after the existing zone has depleted and the rig recompletion is completed to access the zone.

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

Production and Prices

The information regarding the Fund’s production of oil and natural gas, and certain price and cost information during the years ended December 31, 2023 and 2022 that is contained in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report under the headings “Results of Operations – Overview” and “Results of Operations – Operating Expenses” is incorporated herein by reference.

Delivery Commitments

As of December 31, 2023, the Fund had no delivery obligations or delivery commitments under any existing contracts.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

There is currently no established public trading market for the Shares. As of January 31, 2024, there were 1,390 shareholders of record of the Fund.

Distributions are made in accordance with the provisions of the LLC Agreement. At various times throughout the year, the Manager determines whether there is sufficient available cash, as defined in the LLC Agreement, for distribution to shareholders. Distributions may be impacted by amounts of future capital required for the ongoing development of the Fund’s producing projects, as budgeted, as well as the funding of estimated asset retirement obligations. Distributions may also be impacted by fluctuations in oil and natural gas commodity prices. There is no requirement to distribute available cash and, as such, available cash is distributed to the extent and at such times as the Manager believes is advisable. During the years ended December 31, 2023 and 2022, the Fund paid distributions totaling $2.8 million and $2.9 million, respectively.

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

Market Conditions

Although oil and natural gas commodity prices during 2023 have been relatively steady compared to 2022, the outlook for the oil and gas market in 2024 continues to be volatile. Oil prices are constantly adjusting to reflect changes in both the current status of, as well as expectations regarding the future of supply/demand balance, which is impacted by the following factors: (i) sentiments regarding current and future global economic activity, whether robust or tepid; (ii) upstream investment activity by the energy industry, which itself reflects the price of oil, as well as access to investment capital; (iii) governmental energy policy in the U.S. and abroad; (iv) the levels of crude oil in commercial storage and global strategic petroleum reserves, which buffer imbalances in daily supply and demand; (v) changing policy out of OPEC Plus aimed to directly manage the global supply/demand balance for crude throughout coordinated output quotas; and (vi) fluctuations in the global purchasing power of the U.S. Dollar, the value of which is inversely related to the price of oil. In addition, ongoing geopolitical conditions, including the ongoing Russia-Ukraine war and the evolving Israel-Hamas conflict as well as acts of terrorism, will continue to dictate oil and natural gas commodity prices. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

Oil and natural gas commodity prices have been subject to significant volatility during the past several years and the outlook continues to be volatile. Although volatile, the overall trend for the crude oil market has been favorable during the year ended December 31, 2023, which positively impacted cash flow generated by the Fund’s projects. The Fund anticipates price cyclicality in its planning and believes it is well positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on the average oil and natural gas prices received by the Fund during the years ended December 31, 2023 and 2022 and the effect of such average prices on the Fund’s results of operations.

Market pricing for oil and natural gas is volatile and is likely to continue to be volatile in the future. This volatility is caused by numerous factors and market conditions that the Fund cannot control or influence. Therefore, it is impossible to predict the future price of oil and natural gas with any certainty. Factors affecting market pricing for oil and natural gas include:

•	worldwide economic, political and social conditions impacting the global supply and demand for oil and natural gas, which may be driven by various risks, including war (such as the invasion of Ukraine by Russia and the evolving Israel-Hamas conflict), terrorism, political unrest, or health epidemics;

•	weather conditions;

•	economic conditions, including the impact of continued inflation and associated changes in monetary policy and demand for petroleum-based products;

•	actions by OPEC Plus, the Organization of the Petroleum Exporting Countries and other state-controlled oil companies;

•	political instability in the Middle East and other major oil and gas producing regions;

•	governmental regulations (inclusive of impacts of climate change), both domestic and foreign;

•	domestic and foreign tax policy;

•	the pace adopted by foreign governments for the exploration, development, and production of their national reserves;

•	the supply and price of foreign oil and gas;

•	the cost of exploring for, producing and delivering oil and gas;

•	the discovery rate of new oil and gas reserves;

•	the rate of decline of existing and new oil and gas reserves;

•	available pipeline and other oil and gas transportation capacity;

•	the ability of oil and gas companies to raise capital;

•	the overall supply and demand for oil and gas; and

•	the price and availability of alternate fuel sources.

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

Results of Operations

The following table summarizes the Fund’s results of operations during the years ended December 31, 2023 and 2022, and should be read in conjunction with the Fund’s financial statements and the notes thereto included within Item 8. “Financial Statements and Supplementary Data” in this Annual Report.

	Year ended December 31,
	2023	2022
	(in thousands)
Revenue
Oil and gas revenue	$3,573	$4,550
Expenses
Depletion and amortization	349	359
Operating expenses	545	561
Management fees to affiliate	713	719
General and administrative expenses	174	143
Total expenses	1,781	1,782
Income from operations	1,792	2,768
Other income
Dividend income	23	23
Interest income	195	30
Total other income	218	53
Net income	$2,010	$2,821

Overview. The following table provides information related to the Fund’s oil and gas production and oil and gas revenue during the years ended December 31, 2023 and 2022. NGL sales are included within gas sales.

	Year ended December 31,
	2023	2022
Number of wells producing	6	6
Total number of production days	1,892	1,795
Oil sales (in thousands of barrels)	43	41
Average oil price per barrel	$77	$97
Gas sales (in thousands of mcfs)	89	79
Average gas price per mcf	$2.86	$7.12

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

Oil and Gas Revenue. Oil and gas revenue during the year ended December 31, 2023 was $3.6 million, a decrease of $1.0 million from the year ended December 31, 2022. The decrease was attributable to decreased oil and gas prices totaling $1.2 million, partially offset by increased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the year ended December 31, 2023 was $0.3 million, a decrease of $10 thousand from the year ended December 31, 2022. The decrease was attributable to a decrease in the average depletion rate totaling $17 thousand and adjustments to the asset retirement obligations related to fully depleted properties totaling $13 thousand, partially offset by an increase in production volumes totaling $20 thousand. The decrease in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Year ended December 31,
	2023	2022
	(in thousands)
Lease operating expense	$317	$317
Transportation and processing expense	100	163
Workover expense	61	14
Insurance expense	43	40
Accretion expense and other	24	27
	$545	$561

Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Workover expense represents costs to restore or stimulate production of existing reserves. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense and other primarily relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.5 million ($8.01 per barrel of oil equivalent or “BOE”) during the year ended December 31, 2023, compared to $0.5 million ($9.56 per BOE) during the year ended December 31, 2022.

Production costs were relatively consistent during the year ended December 31, 2023 compared to the year ended December 31, 2022.

The decrease in production costs per BOE during the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily attributable to the Diller and Marmalard projects as a result of the termination of the fixed lateral fees effective August 2022 through the end of the projects' productive lives. The fixed lateral fees, which were contractually payable for the use of the facility terminated in August 2022, seven years from the date all anchor producers had delivered first production to the Delta House production facility. In addition, one well in the Marmalard Project was shut-in for the majority of first quarter 2022 due to a mechanical issue.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the year ended December 31, 2023 were $2.4 million, primarily related to revenue received of $3.7 million and interest income received of $0.2 million, partially offset by management fees of $0.7 million, operating expenses of $0.6 million, inclusive of the payment of $0.1 million related to the Fund’s proportionate share of the plug and abandonment for two fully depleted properties pursuant to a bill of sale agreement executed on September 12, 2023 with the wells’ operator, and general and administrative expenses of $0.2 million.

Cash flows provided by operating activities during the year ended December 31, 2022 were $3.1 million, primarily related to revenue received of $4.4 million, partially offset by management fees of $0.7 million, operating expenses of $0.6 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the year ended December 31, 2023 were $1.5 million, related to capital expenditures for oil and gas properties of $1.2 million, inclusive of advances, and investments in salvage fund of $0.4 million, partially offset by proceeds from the salvage fund of $0.1 million.

Cash flows used in investing activities during the year ended December 31, 2022 were $21 thousand, related to investments in salvage fund of $26 thousand and capital expenditures for oil and gas properties of $9 thousand, partially offset by proceeds from the salvage fund of $14 thousand.

Financing Cash Flows

Cash flows used in financing activities during the year ended December 31, 2023 were $2.8 million, related to manager and shareholder distributions.

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

As of December 31, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.2 million (which include asset retirement obligations for the Fund’s projects of $1.2 million), of which $0.1 million is expected to be spent during the year ending December 31, 2024. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of December 31, 2023 and 2022, other than those discussed in “Capital Expenditures” above.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the Fund, management of the Fund and the Manager carried out an evaluation of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2023. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures are effective as of the end of the period covered by this report.

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

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on their assessment using those criteria, management of the Fund concluded that, as of December 31, 2023, the Fund’s internal control over financial reporting is effective.

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

Changes in Internal Control over Financial Reporting

The Chief Executive Officer and Chief Financial Officer of the Fund has concluded that there have not been any changes in the Fund’s internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On February 22, 2024, Robert E. Swanson retired from his position as Chief Executive Officer and Principal Executive Officer (“CEO and PEO”) of the Fund, effective immediately. Mr. Swanson will continue to serve as Chairman Emeritus of Ridgewood Energy. The Manager of the Fund appointed Kathleen P. McSherry as the CEO and PEO of the Fund, effective as of February 22, 2024, following the retirement of Mr. Swanson. Ms. McSherry also serves and will continue to serve as the Principal Financial and Accounting Officer of the Fund.

Ms. McSherry’s biographical information is set forth in this Annual Report under Item 10. “Directors, Executive Officers and Corporate Governance” below, and such information is incorporated herein by reference. There are no family relationships between Ms. McSherry and any other officers of the Fund. There are no arrangements or understandings between Ms. McSherry and any other persons pursuant to which Ms. McSherry was selected to serve as the CEO and PEO of the Fund. There are no transactions since the beginning of fiscal 2022, nor are any currently proposed, between Ms. McSherry and the Fund that would be required to be disclosed under Item 404(a) of Regulation S-K.

On February 22, 2024, the Manager appointed Maria Haggerty, age 53, currently the Chief Compliance Officer and Vice President - Legal of Ridgewood Energy, as an executive officer of the Fund. Ms. Haggerty’s biographical information is set forth in this Annual Report under Item 10. “Directors, Executive Officers and Corporate Governance” below, and such information is incorporated herein by reference. There are no family relationships between Ms. Haggerty and any other officers of the Fund. There are no arrangements or understandings between Ms. Haggerty and any other persons pursuant to which Ms. Haggerty was selected to serve as an executive officer of the Fund. There are no transactions since the beginning of fiscal 2022, nor are any currently proposed, between Ms. Haggerty and the Fund that would be required to be disclosed under Item 404(a) of Regulation S-K.

On February 22, 2024, Kenneth W. Lang retired from his role as an executive officer of the Fund.

During the fourth quarter 2023, no officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund has engaged Ridgewood Energy as the Manager. The Manager has very broad authority, including the authority to appoint the executive officers of the Fund. Executive officers of the Fund and their ages as of December 31, 2023 are as follows:

Name, Age and Position with Registrant

Robert E. Swanson, 76 Chief Executive Officer (1)

Kenneth W. Lang, 69 President (1)

Kathleen P. McSherry, 58 Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary (2)

Daniel V. Gulino, 63 Senior Vice President - Legal and Secretary

Maria E. Haggerty, 53 Chief Compliance Officer and Vice President – Legal (3)

(1)  Effective February 22, 2024, Mr. Swanson and Mr. Lang retired from their roles as executive officers of the Fund.

(2) Effective February 22, 2024, Ms. McSherry was appointed as the Chief Executive Officer of the Fund.

(3) Effective February 22, 2024, Ms. Haggerty was appointed as an executive officer of the Fund.

The officers in the above table have been officers of the Fund since August 30, 2007, the date of inception of the Fund, with the exception of Mr. Lang, who has been an officer of the Fund since June 2009, and Ms. Haggerty, who was appointed as an officer of the Fund on February 22, 2024. The officers are employed by and paid exclusively by the Manager. Set forth below is certain biographical information regarding the executive officers of Ridgewood Energy and the Fund:

Robert E. Swanson serves as Chairman Emeritus of Ridgewood Energy and has served as its controlling shareholder since its inception.  Mr. Swanson is also the Chairman of the Investment Committee of Ridgewood Private Equity Partners, LLC, an affiliate of Ridgewood Energy.  Mr. Swanson is an inactive member of the New York and New Jersey State Bars.  He is a graduate of Amherst College and Fordham University Law School. Effective February 22, 2024, Mr. Swanson retired from his role as CEO and PEO of the Fund.

Kenneth W. Lang has served as the President of Ridgewood Energy since June 2009 and is a member of the Investment Committee. Mr. Lang is a graduate of the University of Houston. Prior to joining the Fund, Mr. Lang was with BP for twenty-four years, ultimately serving for his last two years with BP as Senior Vice President for BP’s Gulf of Mexico business and a member of the Board of Directors for BP America, Inc. Prior to that, Mr. Lang was Vice President – Production for BP. Effective February 22, 2024, Mr. Lang retired from his role as an executive officer of the Fund.

Kathleen P. McSherry has served as the Executive Vice President, Chief Financial Officer and Assistant Secretary of Ridgewood Energy since 2001. Ms. McSherry holds a Bachelor of Science degree in Accounting from Kean University. The Manager of the Fund appointed Ms. McSherry as the CEO and PEO of the Fund, effective as of February 22, 2024, following the retirement of Mr. Swanson. Ms. McSherry also serves and will continue to serve as the Principal Financial and Accounting Officer of the Fund.

Daniel V. Gulino is Senior Vice President - Legal and Secretary for Ridgewood Energy and has served in that capacity for Ridgewood Energy since 2003. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars.  Mr. Gulino is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Maria E. Haggerty is the Chief Compliance Officer and Vice-President – Legal of Ridgewood Energy. Ms. Haggerty joined Ridgewood Energy’s legal department in 2005 and has served as Chief Compliance Officer since 2008. She has more than 20 years of legal experience during which time she has focused on private placements, debt structuring, derivative transactions, and other business matters. Prior to joining Ridgewood Energy, Ms. Haggerty was Counsel with the New York office of Bryan Cave LLP. Ms. Haggerty is a member of the New York and New Jersey state bars. She received her J.D. from Pace University School of Law and her B.A. from Marist College.

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

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Percentage of beneficial ownership is based on 477.8874 shares outstanding as of January 31, 2024. No officer of the Manager or the Fund owns any of the Shares and no person owns more than 5% of the Shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the terms of the LLC Agreement, the Manager renders management, advisory and administrative services to the Fund. For such services, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures.  In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time the capital is attributed to a project.  Management fees during each of the years ended December 31, 2023 and 2022 were $0.7 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the years ended December 31, 2023 and 2022 were $0.4 million.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services rendered by Deloitte & Touche LLP during the years ended December 31, 2023 and 2022.

	Year ended December 31,
	2023	2022
	(in thousands)
Audit fees (1)	$79	$79

(1)	Fees for audit of annual financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)     Financial Statements

See “Index to Financial Statements” set forth on page F-1.

(a) (2)     Financial Statement Schedules

None.

(a) (3)

EXHIBIT NUMBER	TITLE OF EXHIBIT	METHOD OF FILING

3.1	Certificate of Formation of Ridgewood Energy X Fund, LLC dated August 30, 2007	Incorporated by reference to the Fund's Form 10 filed on March 5, 2009

3.2	Amended Limited Liability Company Agreement between Ridgewood Energy Corporation and Investors of Ridgewood Energy X Fund, LLC dated April 13, 2011	Incorporated by reference to the Fund's Form 10-Q filed on May 3, 2011

4	Description of Shares	Incorporated by reference to the Fund’s Form 10-K filed on March 3, 2020

31.1	Certification of Kathleen P. McSherry, Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund, pursuant to Exchange Act Rule 13a-14(a)	Filed herewith

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Kathleen P. McSherry, Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary of the Fund	Filed herewith

99.1	Report of Netherland, Sewell & Associates, Inc.	Filed herewith

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RIDGEWOOD ENERGY X FUND, LLC

Date: February 26, 2024	By:	/s/ KATHLEEN P. MCSHERRY
Kathleen P. McSherry Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ KATHLEEN P. MCSHERRY	Chief Executive Officer	February 26, 2024
Kathleen P. McSherry	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Executive Officer and Principal Financial and Accounting Officer)

RIDGEWOOD ENERGY CORPORATION

BY: /s/ MARIA E. HAGGERTY	Chief Compliance Officer and Vice President - Legal	February 26, 2024
Maria E. Haggerty	of the Manager

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Manager of Ridgewood Energy X Fund, LLC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ridgewood Energy X Fund, LLC (the "Fund") as of December 31, 2023 and 2022, the related statements of operations, changes in members' capital, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

The Fund’s oil and gas properties, net balance was $3.0 million as of December 31, 2023 and depletion and amortization expense recognized was $0.3 million for the period ended December 31, 2023. No impairment was recognized during 2023.

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

February 26, 2024

We have served as the Fund's auditor since 2008.

RIDGEWOOD ENERGY X FUND, LLC

BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$6,969	$8,831
Salvage fund	-	100
Production receivable	272	392
Other current assets	12	20
Total current assets	7,253	9,343
Salvage fund	1,301	909
Investment in Delta House	119	119
Oil and gas properties:
Advances to operators for capital expenditures	103	-
Proved properties	10,750	9,508
Less: accumulated depletion and amortization	(7,896)	(7,541)
Total oil and gas properties, net	2,957	1,967
Total assets	$11,630	$12,338

Liabilities and Members' Capital
Current liabilities:
Due to operators	$70	$102
Accrued expenses	47	61
Asset retirement obligations	-	100
Total current liabilities	117	263
Due to operators	47	-
Asset retirement obligations	489	350
Total liabilities	653	613
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,107)	(7,694)
Retained earnings	7,152	6,826
Manager's total	(955)	(868)
Shareholders:
Capital contributions (500 shares authorized; 477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(48,117)	(45,772)
Accumulated deficit	(23,569)	(25,253)
Shareholders' total	11,932	12,593
Total members' capital	10,977	11,725
Total liabilities and members' capital	$11,630	$12,338

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY X FUND, LLC

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2023	2022
Revenue
Oil and gas revenue	$3,573	$4,550
Expenses
Depletion and amortization	349	359
Operating expenses	545	561
Management fees to affiliate (Note 2)	713	719
General and administrative expenses	174	143
Total expenses	1,781	1,782
Income from operations	1,792	2,768
Other income
Dividend income	23	23
Interest income	195	30
Total other income	218	53
Net income	$2,010	$2,821

Manager Interest
Net income	$326	$473

Shareholder Interest
Net income	$1,684	$2,348
Net income per share	$3,524	$4,913

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY X FUND, LLC

STATEMENTS OF CHANGES IN MEMBERS' CAPITAL

(in thousands, except share data)

	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2021	-	477.8874	$(899)	$12,750	$11,851
Distributions	-	-	(442)	(2,505)	(2,947)
Net income	-	-	473	2,348	2,821
Balances, December 31, 2022	-	477.8874	$(868)	$12,593	$11,725
Distributions	-	-	(413)	(2,345)	(2,758)
Net income	-	-	326	1,684	2,010
Balances, December 31, 2023	-	477.8874	$(955)	$11,932	$10,977

The accompanying notes are an integral part of these financial statements.

RIDGEWOOD ENERGY X FUND, LLC

STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022

Cash flows from operating activities
Net income	$2,010	$2,821
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	349	359
Accretion expense	24	11
Changes in assets and liabilities:
Decrease (increase) in production receivable	120	(110)
Decrease in other current assets	8	-
Decrease in due to operators	(85)	(4)
Decrease in accrued expenses	(14)	(2)
Credit from (settlement of) asset retirement obligations	7	(14)
Net cash provided by operating activities	2,419	3,061

Cash flows from investing activities
Advance payments to operators for capital expenditures for oil and gas properties	(103)	-
Capital expenditures for oil and gas properties	(1,128)	(9)
Proceeds from salvage fund	93	14
Increase in salvage fund	(385)	(26)
Net cash used in investing activities	(1,523)	(21)

Cash flows from financing activities
Distributions	(2,758)	(2,947)
Net cash used in financing activities	(2,758)	(2,947)

Net (decrease) increase in cash and cash equivalents	(1,862)	93
Cash and cash equivalents, beginning of year	8,831	8,738
Cash and cash equivalents, end of year	$6,969	$8,831

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

Cash and Cash Equivalents

All highly liquid investments with maturities, when purchased, of three months or less, are considered cash equivalents. These balances, as well as cash on hand, are included in “Cash and cash equivalents” on the balance sheet. As of December 31, 2023, the Fund had no cash equivalents. At times, deposits may be in excess of federally insured limits, which are $250 thousand per insured financial institution. As of December 31, 2023, the Fund’s bank balances, including salvage fund, exceeded federally insured limits by $8.2 million.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During the years ended December 31, 2023 and 2022, there were no impairments of the Fund’s investment in Delta House.

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

Asset Retirement Obligations

For oil and gas properties, there are obligations to perform removal and remediation activities when the properties are retired. Upon the determination that a property is either proved or dry, a retirement obligation is incurred. The Fund recognizes the fair value of a liability for an asset retirement obligation in the period incurred based on expected future cash outflows required to satisfy the obligation discounted at the Fund’s credit-adjusted risk-free rate. Plug and abandonment costs associated with unsuccessful projects are expensed as dry-hole costs. Annually, or more frequently if an event occurs that would dictate a change in assumptions or estimates underlying the obligations, the Fund reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. The Fund maintains a salvage fund to provide for the funding of future asset retirement obligations. The following table presents changes in asset retirement obligations during the years ended December 31, 2023 and 2022:

	Year ended December 31,
	2023	2022
	(in thousands)
Balance, beginning of year	$450	$351
Liabilities incurred	34	-
Liabilities settled/relieved	(93)	(14)
Accretion expense	24	11
Revision of estimates	74	102
Balance, end of year	$489	$450

On September 12, 2023, the Fund entered into a bill of sale agreement with the operator of the Liberty and Carrera projects to sell its proportionate ownership in the producer-owned platform facilities and certain components of the subsea production systems of the project. The agreement relieved the Fund from all abandonment obligations related to the equipment. As a result, the Fund relieved the remaining asset retirement obligations in the Liberty and Carrera projects totaling $0.1 million.

Syndication Costs

Syndication costs are direct costs incurred by the Fund in connection with the offering of the Fund’s shares, including professional fees, selling expenses and administrative costs payable to the Manager, an affiliate of the Manager and unaffiliated broker-dealers, which are reflected on the Fund’s balance sheet as a reduction of shareholders’ capital.

Revenue Recognition

Oil and gas revenues from contracts with customers are recognized at the point when control of oil and natural gas is transferred to the customers in accordance with Accounting Standard Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Fund’s revenue recognition policies, performance obligations and significant judgements in applying ASC 606 are described below.

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

Prior Period Performance Obligations

The Fund records oil and gas revenue in the month production is delivered to its customers. However, settlement statements for residue gas and NGLs sales may not be received for 30 to 60 days after the date production is delivered. As a result, the Fund is required to estimate the amount of production delivered to the purchaser and the price that will be received for the sale of the residue gas and NGLs. The Fund records the differences between its estimates and the actual amounts received in the month that the payment is received from the customer. The Fund has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the years ended December 31, 2023 and 2022, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the years ended December 31, 2023 and 2022. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Income Taxes

No provision is made for income taxes in the financial statements. The Fund is a limited liability company, and as such, the Fund’s income or loss is passed through and included in the tax returns of the Fund’s shareholders. The Fund files U.S. Federal and State tax returns and the 2020 through 2022 tax returns remain open for examination by tax authorities.

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

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the year ended December 31, 2023 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2. Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures.  In first quarter 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time the capital is attributed to a project.  Management fees during each of the years ended December 31, 2023 and 2022 were $0.7 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during each of the years ended December 31, 2023 and 2022 were $0.4 million.

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

3. Commitments and Contingencies

Capital Commitments

As of December 31, 2023, the Fund’s estimated capital commitments related to its oil and gas properties were $3.2 million (which include asset retirement obligations for the Fund’s projects of $1.2 million), of which $0.1 million is expected to be spent during the year ending December 31, 2024. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from market conditions

Oil prices are constantly adjusting to reflect changes in both the current status of, as well as expectations regarding the future of supply/demand balance, which is impacted by the following factors: (i) sentiments regarding current and future global economic activity, whether robust or tepid; (ii) upstream investment activity by the energy industry, which itself reflects the price of oil, as well as access to investment capital; (iii) governmental energy policy in the U.S. and abroad; (iv) the levels of crude oil in commercial storage and global strategic petroleum reserves, which buffer imbalances in daily supply and demand; (v) changing policy out of OPEC Plus aimed to directly manage the global supply/demand balance for crude throughout coordinated output quotas; and (vi) fluctuations in the global purchasing power of the U.S. Dollar, the value of which is inversely related to the price of oil. In addition, ongoing geopolitical conditions, including the ongoing Russia-Ukraine war and the evolving Israel-Hamas conflict as well as acts of terrorism, will continue to dictate oil and natural gas commodity prices. The impact of these matters on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of December 31, 2023 and 2022, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BSEE and BOEM Supplemental Financial Assurance Requirements

On July 14, 2016, the Bureau of Ocean Energy Management (“BOEM”) issued a Notice to Lessees (“NTL 2016-N01”) that discontinued and materially replaced existing policies and procedures regarding financial security (i.e. supplemental bonding) for decommissioning obligations of lessees of federal oil and natural gas leases and owners of pipeline rights-of-way, rights-of-use and easements on the Outer Continental Shelf (“Lessees”).  Generally, NTL 2016-N01 (i) ended the practice of excusing Lessees from providing such additional security where co-lessees had sufficient financial strength to meet such decommissioning obligations, (ii) established new criteria for determining financial strength and additional security requirements of such Lessees, (iii) provided acceptable forms of such additional security, and (iv) replaced the waiver system with one of self-insurance.  The rule became effective as of September 12, 2016, however, the NTL 2016-N01 was not fully implemented.

On October 16, 2020, BOEM and the Bureau of Safety and Environmental Enforcement (“BSEE”) published a proposed new rule at 85 FR 65904 on Risk, Management, Financial Assurance and Loss Prevention, addressing the streamlining of evaluation criteria when determining whether oil, gas and sulfur leases, right-of-use and easement grant holders, and pipeline right-of-way grant holders may be required to provide bonds or other security above the prescribed amounts for base bonds to ensure compliance with the Lessees’ obligations, primarily decommissioning obligations. The proposed rule was significantly less stringent with respect to financial assurance than NTL 2016-N01. Upon review of the 2020 joint proposed rule and analysis of public comments, the Secretary of the U.S. Department of the Interior elected to separate the BOEM and BSEE portions of the supplemental bonding requirements. BSEE finalized some provisions from the 2020 proposal as discussed below. BOEM rescinded its portion of the 2020 proposed rule and issued its new proposed rule below.

On April 18, 2023, BSEE published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention, wherein BSEE clarified and formalized its regulations related to decommissioning responsibilities of Outer Continental Shelf (“OCS”) oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule became effective May 18, 2023. The rule implements provisions of the 2020 proposed rule intended to clarify decommissioning responsibilities of right-of-use and easement grant holders and to formalize BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal set forth in the 2020 proposed rule to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the proposed appeal bonding requirements in this final rule.

On June 29, 2023, BOEM published a proposed rule, that if adopted as initially proposed, would substantially revise the supplemental financial assurance requirements to decommission offshore wells and infrastructure once they are no longer in use. The proposed rule proposes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the proposed rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The proposed rule would allow existing lessees and grant holders to request phased-in payments over three years for new financial assurance amounts. The extended public comment period closed on September 7, 2023, and BOEM is reviewing the comments received. The Fund is not able to evaluate the impact of the proposed new rule on its operations or financial condition until a final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

Table I - Capitalized Costs Relating to Oil and Gas Producing Activities

	December 31,
	2023	2022
	(in thousands)
Advances to operators for capital expenditures	$103	$-
Proved properties	10,750	9,508
Accumulated depletion and amortization	(7,896)	(7,541)
Oil and gas properties, net	$2,957	$1,967

Table II - Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development

	Year ended December 31,
	2023	2022
	(in thousands)
Development costs	$1,235	$128
	$1,235	$128

Table III - Reserve Quantity Information

Oil and gas reserves of the Fund have been estimated by independent petroleum engineers, Netherland, Sewell & Associates, Inc. at December 31, 2023 and 2022. These reserve disclosures have been prepared in compliance with the Securities and Exchange Commission rules. Due to inherent uncertainties and the limited nature of recovery data, estimates of reserve information are subject to change as additional information becomes available.

	December 31, 2023				December 31, 2022
	United States
	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)	Oil (MBBL)	NGL (MBBL)	Gas (MMCF)	Total (MBOE) (a)

Proved developed and undeveloped reserves:
Beginning of year	318.2	109.6	808.3	562.5	335.9	124.9	973.7	623.1
Revisions of previous estimates (b)	(46.6)	(45.7)	(297.8)	(141.9)	23.4	(9.3)	(121.5)	(6.2)
Production	(42.7)	(6.4)	(51.5)	(57.7)	(41.1)	(6.0)	(43.9)	(54.4)
End of year	228.9	57.5	459.0	362.9	318.2	109.6	808.3	562.5

Proved developed reserves:
Beginning of year	228.1	62.1	457.9	366.5	176.2	55.0	432.1	303.3
End of year	218.8	50.5	403.1	336.5	228.1	62.1	457.9	366.5

Proved undeveloped reserves:
Beginning of year	90.1	47.5	350.4	196.0	159.7	69.9	541.6	319.8
End of year	10.1	7.0	55.9	26.4	90.1	47.5	350.4	196.0

(a)	BOE refers to barrel of oil equivalent. Barrel of oil equivalent is based on six MCF of natural gas to one barrel of oil or one barrel of NGL, which reflects an energy content equivalency and not a price or revenue equivalency.
(b)	Revisions of previous estimates were attributable to well performance.

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

	December 31,
	2023	2022
	(in thousands)
Future cash inflows	$19,437	$38,791
Future production costs	(4,711)	(8,373)
Future development costs	(2,107)	(3,973)
Future net cash flows	12,619	26,445
10% annual discount for estimated timing of cash flows	(2,492)	(7,482)
Standardized measure of discounted future net cash flows	$10,127	$18,963

Table V - Changes in the Standardized Measure for Discounted Cash Flows

The changes in present values between years, which can be significant, reflect changes in estimated proved reserve quantities and prices and assumptions used in forecasting production volumes and costs.

	Year ended December 31,
	2023	2022
	(in thousands)
Net change in sales and transfer prices and in production costs related to future production	$(4,703)	$10,677
Sales and transfers of oil and gas produced during the period	(3,113)	(4,030)
Changes in estimated future development costs	1,866	(949)
Net change due to revisions in quantities estimates	(4,622)	(241)
Accretion of discount	1,896	1,088
Other	(160)	1,542
Aggregate change in the standardized measure of discounted future net cash flows for the year	$(8,836)	$8,087

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

