Form 10-Q
period 2024-03-31
RIDGEWOOD ENERGY X FUND, LLC
filed 2024-05-03
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

or

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

As of May 3, 2024, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,812	$6,969
Production receivable	233	272
Other current assets	158	12
Total current assets	7,203	7,253
Salvage fund	1,321	1,301
Investment in Delta House	119	119
Oil and gas properties:
Advances to operators for capital expenditures	80	103
Proved properties	10,768	10,750
Less: accumulated depletion and amortization	(8,038)	(7,896)
Total oil and gas properties, net	2,810	2,957
Total assets	$11,453	$11,630

Liabilities and Members' Capital
Current liabilities:
Due to operators	$41	$70
Accrued expenses	58	47
Total current liabilities	99	117
Due to operators	47	47
Asset retirement obligations	497	489
Total liabilities	643	653
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,182)	(8,107)
Retained earnings	7,213	7,152
Manager's total	(969)	(955)
Shareholders:
Capital contributions (500 shares authorized; 477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(48,540)	(48,117)
Accumulated deficit	(23,299)	(23,569)
Shareholders' total	11,779	11,932
Total members' capital	10,810	10,977
Total liabilities and members' capital	$11,453	$11,630

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Revenue
Oil and gas revenue	$816	$1,012
Expenses
Depletion and amortization	142	77
Operating expenses	201	129
Management fees to affiliate (Note 2)	173	180
General and administrative expenses	41	42
Total expenses	557	428
Income from operations	259	584
Other income
Dividend income	4	6
Interest income	68	40
Total other income	72	46
Net income	$331	$630

Manager Interest
Net income	$61	$100

Shareholder Interest
Net income	$270	$530
Net income per share	$564	$1,108

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Three months ended March 31, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	477.8874	$(955)	$11,932	$10,977
Distributions	-	-	(75)	(423)	(498)
Net income	-	-	61	270	331
Balances, March 31, 2024	-	477.8874	$(969)	$11,779	$10,810

	Three months ended March 31, 2023
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2022	-	477.8874	$(868)	$12,593	$11,725
Distributions	-	-	(156)	(885)	(1,041)
Net income	-	-	100	530	630
Balances, March 31, 2023	-	477.8874	$(924)	$12,238	$11,314

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Three months ended March 31,
	2024	2023

Cash flows from operating activities
Net income	$331	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	142	77
Accretion expense	8	5
Changes in assets and liabilities:
Decrease in production receivable	39	54
(Increase) decrease in other current assets	(146)	10
Decrease in due to operators	(29)	(3)
Increase (decrease) in accrued expenses	11	(6)
Credit from asset retirement obligations	-	7
Net cash provided by operating activities	356	774

Cash flows from investing activities
Credits (capital expenditures) for oil and gas properties	5	(22)
Increase in salvage fund	(20)	(339)
Net cash used in investing activities	(15)	(361)

Cash flows from financing activities
Distributions	(498)	(1,041)
Net cash used in financing activities	(498)	(1,041)

Net decrease in cash and cash equivalents	(157)	(628)
Cash and cash equivalents, beginning of period	6,969	8,831
Cash and cash equivalents, end of period	$6,812	$8,203

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$23	$-

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

Basis of Presentation

These unaudited interim condensed financial statements have been prepared by the Fund’s management in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in the opinion of management, contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Fund’s financial position, results of operations, changes in members’ capital and cash flows for the periods presented. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been omitted in these unaudited interim condensed financial statements. The financial position, results of operations, changes in members’ capital and cash flows for the periods presented herein are not necessarily indicative of future financial results. These unaudited interim condensed financial statements should be read in conjunction with the Fund’s December 31, 2023 financial statements and notes thereto included in the Fund’s Annual Report on Form 10-K (“2023 Annual Report”) filed with the Securities and Exchange Commission (“SEC”). The year-end condensed balance sheet data was derived from audited financial statements for the year ended December 31, 2023, but does not include all annual disclosures required by GAAP.

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2023 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three months ended March 31, 2024.

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

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During the three months ended March 31, 2024 and 2023, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During the three months ended March 31, 2024 and 2023, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during the three months ended March 31, 2024 and 2023. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

Recent Accounting Pronouncements

The Fund has considered recent accounting pronouncements issued during the three months ended March 31, 2024 and through the filing of this report, and the Fund has not identified new standards that it believes will have an impact on the Fund’s financial statements.

2.	Related Parties

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during each of the three months ended March 31, 2024 and 2023 were $0.2 million.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three months ended March 31, 2024 and 2023 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of March 31, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $5.3 million (which include asset retirement obligations for the Fund’s projects of $1.2 million), of which $1.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

The oil market demonstrated stability in early January 2024 despite the ongoing and evolving geopolitical situation in the Middle East, which might otherwise cause upward pressure on oil prices. Although oil prices have increased during the first quarter of 2024, the outlook for the oil and gas market continues to be volatile. The physical crude market is currently tight, and it is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the ongoing Russia-Ukraine war, the evolving Israel-Hamas conflict, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of March 31, 2024 and December 31, 2023, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

BSEE and BOEM Supplemental Financial Assurance Requirements

On October 16, 2020, the Bureau of Ocean Energy Management (“BOEM”) and the Bureau of Safety and Environmental Enforcement (“BSEE”) published a proposed new rule entitled “Risk Management, Financial Assurance and Loss Prevention” to update BOEM’s financial assurance criteria and other BSEE-administered regulations. Upon review of the 2020 joint proposed rule and analysis of public comments, the Secretary of the U.S. Department of the Interior (“Interior”) elected to separate the BOEM and BSEE portions of the supplemental bonding requirements. BSEE finalized some provisions from the 2020 proposal as discussed below. BOEM rescinded its portion of the 2020 proposed rule and issued its new rule below.

On April 18, 2023, BSEE published a final rule at 88 FR 23569 on Risk Management, Financial Assurance and Loss Prevention effective May 18, 2023 to clarify and formalize its regulations related to decommissioning responsibilities of Outer Continental Shelf (“OCS”) oil, gas, and sulfur lessees and grant holders to ensure compliance with lease, grant, and regulatory obligations. The rule implements provisions of the proposed rule intended to clarify decommissioning responsibilities of right-of-use and easement grant holders and to formalize BSEE's policies regarding performance by predecessors ordered to decommission OCS facilities. The final rule withdraws the proposal set forth in the 2020 proposed rule to amend BSEE's regulations to require BSEE to proceed in reverse chronological order against predecessor lessees, owners of operating rights, and grant holders when requiring such entities to perform their accrued decommissioning obligations if the current lessees, owners, or holders have failed to perform. In addition, BSEE also decided not to finalize the proposed appeal bonding requirements in this final rule.

On April 15, 2024, BOEM published a final rule (30 CFR parts 550, 556, and 590) on Risk Management and Financial Assurance for OCS Lease and Grant Obligations effective 60 days after publication in the Federal Register that substantially revises the supplemental financial assurance requirements to decommission offshore wells and infrastructure once they are no longer in use. The rule establishes a simplified test using only two criteria by which BOEM would determine whether supplemental financial assurance should be required of OCS oil and gas lessees: (1) credit rating, and (2) the ratio of the value of proved oil and gas reserves of the lease to the estimated decommissioning liability associated with the reserves. If a current lessee meets one of these criteria, it will not be required to provide supplemental financial assurance. In addition, as it relates to supplemental financial assurance requirements for OCS oil and gas right-of-use and easement grant holders, BOEM will only consider the first criteria – i.e., credit rating. Under the rule, BOEM would no longer consider or rely upon the financial strength of prior grant holders and lessees in determining whether, or how much, supplemental financial assurance should be provided by the current grant holders and lessees. The rule would allow existing lessees and grant holders to request phased-in payments over three years to meet the new financial assurance amounts. The Fund is evaluating the impact of the new rule on its operations and financial condition and the impact is currently uncertain.

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

Cautionary Statement Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the documents Ridgewood Energy X Fund, LLC (the “Fund”) has incorporated by reference into this Quarterly Report, other than purely historical information, including estimates, projections, statements relating to the Fund’s business plans, strategies, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. You are therefore cautioned against relying on any such forward-looking statements. Forward-looking statements can generally be identified by words such as “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “target,” “pursue,” “may,” “will,” “will likely result,” and similar expressions and references to future periods. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the impact on the Fund’s business and operations of any future widespread health emergencies or public health crises such as pandemics and epidemics, weather conditions, such as hurricanes, changes in market and other conditions affecting the pricing, production and demand of oil and natural gas, the cost and availability of equipment, the military conflicts between Russia and Ukraine and Israel and Hamas and the global response to such conflicts, acts of terrorism and changes in domestic and foreign governmental regulations. Examples of forward-looking statements made herein include statements regarding projects, investments, insurance, capital expenditures and liquidity. Forward-looking statements made in this document speak only as of the date on which they are made. The Fund undertakes no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

There were no changes to the Fund’s critical accounting policies and estimates from those disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Market Conditions

The oil market demonstrated stability in early January 2024 despite the ongoing and evolving geopolitical situation in the Middle East, which might otherwise cause upward pressure on oil prices. Although oil prices have increased during the first quarter of 2024, the outlook for the oil and gas market continues to be volatile. The physical crude market is currently tight, and it is expected to remain so for the remainder of the year. Oil prices continue to be supported by the active supply-side management of OPEC Plus and are constantly adjusting to reflect changes in both the current status and future expectations of the supply/demand balance, which is impacted by various market pressures. In addition, ongoing geopolitical conditions, including the ongoing Russia-Ukraine war, the evolving Israel-Hamas conflict, and acts of terrorism, will continue to influence oil and natural gas commodity prices. The impact of these issues on global financial and commodity markets and their corresponding effect on the Fund remains uncertain.

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

The overall trend for the oil prices has been favorable during the first quarter of 2024, which positively impacted the cash flow generated by the Fund’s projects. In addition, the Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three months ended March 31, 2024 and 2023 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	March 31, 2024	Budget	Status
		(in thousands)
Diller Project	0.88%	$3,743	$4,041	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. One well in the Diller Project, which was shut-in since April 2023 due to a mechanical issue, did not resume production. The operator of the project filed a cessation of production notice with the BOEM with last production date of September 3, 2023. The Fund expects to spend $0.3 million for asset retirement obligations.
Marmalard Project	0.84%	$6,871	$11,741	The Marmalard Project is expected to include the development of six wells. Four wells commenced production in 2015. Well #5, which commenced production in early January 2024, is currently shut-in due to a downhole mechanical failure. A sidetrack operation is scheduled to begin in July 2024, and production is expected to resume in December 2024. Another well in the Marmalard Project is currently shut-in due to a mechanical issue. Remediation work is scheduled to start in November 2024 to restore production from the well. Well #6 is anticipated to be drilled, completed, and commence production in 2026. The Fund expects to spend $4.1 million for additional development costs and $0.8 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three months ended March 31, 2024 and 2023, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended March 31,
	2024	2023
	(in thousands)
Revenue
Oil and gas revenue	$816	$1,012
Expenses
Depletion and amortization	142	77
Operating expenses	201	129
Management fees to affiliate	173	180
General and administrative expenses	41	42
Total expenses	557	428
Income from operations	259	584
Other income
Dividend income	4	6
Interest income	68	40
Total other income	72	46
Net income	$331	$630

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three months ended March 31, 2024 and 2023. Natural gas liquid sales are included within gas sales.

	Three months ended March 31,
	2024	2023
Number of wells producing	6	6
Total number of production days	391	532
Oil sales (in thousands of barrels)	10	12
Average oil price per barrel	$77	$74
Gas sales (in thousands of mcfs)	22	24
Average gas price per mcf	$2.86	$3.33

The decrease in production days noted in the table above was primarily attributable to one well in the Diller Project, which was shut-in in early-April 2023 due to a mechanical issue and did not resume production. In addition, the decrease was also attributable to one well in the Marmalard Project, which was shut-in for the majority of the first quarter of 2024 due to a mechanical issue. Remediation work is scheduled to start in November 2024 to restore production from the well. The decreases in sales volumes were primarily related to the shut-ins coupled with natural declines in production from the other wells in the Diller and Marmalard projects. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended March 31, 2024 was $0.8 million, a decrease of $0.2 million from the three months ended March 31, 2023. The decrease was primarily attributable to decreased sales volume totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended March 31, 2024 was $0.1 million, an increase of $0.1 million from the three months ended March 31, 2023. The increase was primarily attributable to an increase in the average depletion rate totaling $0.1 million. The increase in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended March 31,
	2024	2023
	(in thousands)
Workover expense	$95	$1
Lease operating expense	63	85
Transportation and processing expense	24	28
Insurance expense	11	10
Accretion expense	8	5
	$201	$129

Workover expense represents costs to restore or stimulate production of existing reserves. Lease operating expense and transportation and processing expense relate to the Fund’s producing projects. Insurance expense represents premiums related to the Fund’s projects, which vary depending upon the number of wells producing or drilling. Accretion expense relates to the asset retirement obligations established for the Fund’s oil and gas properties.

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($7.27 per barrel of oil equivalent or “BOE”) during the three months ended March 31, 2024, compared to $0.1 million ($7.50 per BOE) during the three months ended March 31, 2023. Production costs and production costs per BOE were relatively consistent during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the three months ended March 31, 2024 were $0.4 million, primarily related to revenue received of $0.9 million and interest income received of $0.1 million, partially offset by operating expenses of $0.4 million and management fees of $0.2 million.

Cash flows provided by operating activities during the three months ended March 31, 2023 were $0.8 million, primarily related to revenue received of $1.1 million, partially offset by management fees of $0.2 million and operating expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the three months ended March 31, 2024 were $15 thousand, related to investments in salvage fund of $20 thousand, partially offset by credits for oil and gas properties of $5 thousand.

Cash flows used in investing activities during the three months ended March 31, 2023 were $0.4 million, primarily related to investments in salvage fund of $0.3 million.

Financing Cash Flows

Cash flows used in financing activities during the three months ended March 31, 2024 were $0.5 million, related to manager and shareholder distributions.

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

As of March 31, 2024, the Fund’s estimated capital commitments related to its oil and gas properties were $5.3 million (which include asset retirement obligations for the Fund’s projects of $1.2 million), of which $1.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of March 31, 2024 and December 31, 2023, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of March 31, 2024.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	May 3, 2024	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Chief Executive Officer and Executive Vice President, Chief Financial Officer and Assistant Secretary
(Principal Executive Officer and Principal Financial and Accounting Officer)

