Form 10-Q
period 2025-06-30
RIDGEWOOD ENERGY X FUND, LLC
filed 2025-08-07
CIK 1455741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

or

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

As of August 7, 2025, there were 477.8874 shares of LLC Membership Interest outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$6,382	$6,728
Production receivable	220	245
Other current assets	109	17
Total current assets	6,711	6,990
Salvage fund	1,524	1,383
Investment in Delta House	119	119
Oil and gas properties:
Advances to operators for capital expenditures	69	-
Proved properties	11,346	11,136
Less: accumulated depletion and amortization	(8,787)	(8,497)
Total oil and gas properties, net	2,628	2,639
Total assets	$10,982	$11,131

Liabilities and Members' Capital
Current liabilities:
Due to operators	$40	$40
Accrued expenses	46	58
Total current liabilities	86	98
Due to operators	47	47
Asset retirement obligations	994	961
Total liabilities	1,127	1,106
Commitments and contingencies (Note 3)
Members' capital:
Manager:
Distributions	(8,529)	(8,442)
Retained earnings	7,505	7,412
Manager's total	(1,024)	(1,030)
Shareholders:
Capital contributions (500 shares authorized; 477.8874 issued and outstanding)	94,698	94,698
Syndication costs	(11,080)	(11,080)
Distributions	(50,510)	(50,015)
Accumulated deficit	(22,229)	(22,548)
Shareholders' total	10,879	11,055
Total members' capital	9,855	10,025
Total liabilities and members' capital	$10,982	$11,131

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Oil and gas revenue	$630	$961	$1,342	$1,777
Expenses
Depletion and amortization	151	163	290	305
Operating expenses	142	173	307	374
Management fees to affiliate (Note 2)	173	173	346	346
General and administrative expenses	47	42	98	83
Total expenses	513	551	1,041	1,108
Income from operations	117	410	301	669
Other income
Dividend income	5	4	10	8
Interest income	48	70	101	138
Total other income	53	74	111	146
Net income	$170	$484	$412	$815

Manager Interest
Net income	$42	$87	$93	$148

Shareholder Interest
Net income	$128	$397	$319	$667
Net income per share	$269	$831	$667	$1,395

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CHANGES

IN MEMBERS’ CAPITAL

(in thousands, except share data)

	Six months ended June 30, 2025
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2024	-	477.8874	$(1,030)	$11,055	$10,025
Distributions	-	-	(47)	(265)	(312)
Net income	-	-	51	191	242
Balances, March 31, 2025	-	477.8874	$(1,026)	$10,981	$9,955
Distributions	-	-	(40)	(230)	(270)
Net income	-	-	42	128	170
Balances, June 30, 2025	-	477.8874	$(1,024)	$10,879	$9,855

	Six months ended June 30, 2024
	# of Shares		Manager	Shareholders	Total
Balances, December 31, 2023	-	477.8874	$(955)	$11,932	$10,977
Distributions	-	-	(75)	(423)	(498)
Net income	-	-	61	270	331
Balances, March 31, 2024	-	477.8874	$(969)	$11,779	$10,810
Distributions	-	-	(92)	(520)	(612)
Net income	-	-	87	397	484
Balances, June 30, 2024	-	477.8874	$(974)	$11,656	$10,682

The accompanying notes are an integral part of these unaudited condensed financial statements.

RIDGEWOOD ENERGY X FUND, LLC

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

	Six months ended June 30,
	2025	2024

Cash flows from operating activities
Net income	$412	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion and amortization	290	305
Accretion expense	33	17
Changes in assets and liabilities:
Decrease (increase) in production receivable	25	(27)
Decrease in other current assets	17	12
Decrease in due to operators	(5)	(31)
(Decrease) increase in accrued expenses	(12)	3
Net cash provided by operating activities	760	1,094

Cash flows from investing activities
Advance payments to operators for capital expenditures for oil and gas properties	(69)	-
(Capital expenditures) credits for oil and gas properties	(821)	18
Proceeds from insurance recovery	507	-
Increase in salvage fund	(141)	(41)
Net cash used in investing activities	(524)	(23)

Cash flows from financing activities
Distributions	(582)	(1,110)
Net cash used in financing activities	(582)	(1,110)

Net decrease in cash and cash equivalents	(346)	(39)
Cash and cash equivalents, beginning of period	6,728	6,969
Cash and cash equivalents, end of period	$6,382	$6,930

Supplemental disclosure of non-cash investing activities
Advances used for capital expenditures in oil and gas properties reclassified to proved properties	$-	$103
Due to operators for accrued capital expenditures for oil and gas properties	$5	$-

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

Summary of Significant Accounting Policies

The Fund has provided discussion of significant accounting policies in Note 1 of “Notes to Financial Statements” – “Organization and Summary of Significant Accounting Policies” contained in Item 8. “Financial Statements and Supplementary Data” within its 2024 Annual Report. There have been no significant changes to the Fund’s significant accounting policies during the three and six months ended June 30, 2025.

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

Other Current Assets

Other current assets as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30, 2025	December 31, 2024
	(in thousands)
Insurance receivable	$109	$-
Prepaid insurance	-	17
	$109	$17

The insurance receivable relates to the insurance claim on Marmalard well #5’s sidetrack operation that began in March 2025. The sidetrack operation was needed to resume the well’s production due to a downhole mechanical failure that occurred after the well was completed in 2024. During the six months ended June 30, 2025, the Fund received proceeds from the insurance claim totaling $0.5 million, which was presented as “Proceeds from insurance recovery” within the investing section of the Fund’s statement of cash flows.

Investment in Delta House

The Fund has investments in Delta House Oil and Gas Lateral, LLC and Delta House FPS, LLC (collectively “Delta House”), legal entities that own interests in a deepwater floating production system operated by Murphy Exploration & Production Company - USA. The investment in Delta House is valued using the measurement alternative to record the investment at cost, less impairment and plus or minus subsequent adjustments for observable price changes with change in basis reported in current earnings. At each reporting period, the Fund reviews its investment in Delta House to evaluate whether the investment is impaired. During each of the three and six months ended June 30, 2025 and 2024, there were no impairments of the Fund’s investment in Delta House.

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

The Fund also has an estimation process for revenue and related accruals, and any identified difference between its revenue estimates and actual revenue historically have not been significant. During each of the three and six months ended June 30, 2025 and 2024, revenue recognized from performance obligations satisfied in previous periods was not significant.

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

There were no impairments of oil and gas properties during each of the three and six months ended June 30, 2025 and 2024. Fluctuations in oil and natural gas commodity prices may impact the fair value of the Fund’s oil and gas properties. In addition, significant declines in oil and natural gas commodity prices could reduce the quantities of reserves that are commercially recoverable, which could result in impairment.

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

Pursuant to the terms of the LLC Agreement, the Manager is entitled to receive an annual management fee, payable monthly, of 2.5% of total capital contributions, net of cumulative dry-hole well costs incurred by the Fund and fully depleted project investments, however, the Manager is permitted to waive all or a portion of the management fee at its own discretion. Therefore, all or a portion of the management fee may be temporarily waived to accommodate the Fund’s short-term commitments. In addition, the Manager is permitted to reduce the management fee with capital in reserve for future capital expenditures. In 2020, the Fund reduced its management fee with capital in reserve for future capital expenditures until such time that the capital is attributed to a project. Management fees during each of the three and six months ended June 30, 2025 and 2024 were $0.2 million and $0.3 million, respectively.

The Manager is also entitled to receive 15% of the cash distributions from operations made by the Fund. Distributions paid to the Manager during the three and six months ended June 30, 2025 were $40 thousand and $0.1 million, respectively. Distributions paid to the Manager during the three and six months ended June 30, 2024 were $0.1 million and $0.2 million, respectively.

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

Capital Commitments

As of June 30, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.2 million is expected to be spent during the next twelve months. Future results of operations and cash flows are dependent on the revenues from production and sale of oil and natural gas from the Fund’s producing projects.

Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

Impact from Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices continued to soften throughout the first half of 2025. The movement in oil prices reflected the rolling back of production cuts by OPEC Plus and continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Venezuela, Russia and Iran. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

Environmental and Governmental Regulations

Many aspects of the oil and gas industry are subject to federal, state and local environmental laws and regulations. The Manager and operators of the Fund’s properties are continually taking action they believe appropriate to satisfy applicable federal, state and local environmental regulations. However, due to the significant public and governmental interest in environmental matters related to those activities, the Manager cannot predict the effects of possible future legislation, rule changes, or governmental or private claims. As of June 30, 2025 and December 31, 2024, there were no known environmental contingencies that required adjustment to, or disclosure in, the Fund’s financial statements.

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

On May 2, 2025, Interior announced its intent to revise the final rule on Risk Management and Financial Assurance for OCS Lease and Grant Obligations and proceed to issue a new rule consistent with the Trump administration’s 2020 framework. The proposed rule in 2020, among other things, (i) proposed only two evaluation factors (1) a company’s credit rating (or a proxy credit rating if a company does not have a credit rating), and (2) the value of oil and gas reserves; (ii) maintained joint and several responsibility of all current and predecessor lessees; (iii) created reverse chronological order through the chain-of-title to perform decommissioning starting with the most recent predecessor before turning to more remote predecessors in time; and (iv) provided more flexibility in the use of third-party guarantees and decommissioning accounts. Interior anticipates finalizing the new rule in 2025. The Fund is not able to evaluate the impact of a proposed new rule on its operations or financial condition until the final rule is issued or some other definitive action is taken by the Interior or BOEM.

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

The measure of segment assets is reported on the balance sheet as total assets.

The following table is a summary of segment information for the three and six months ended June 30, 2025 and 2024.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$630	$961	$1,342	$1,777
Less:
Depletion and amortization	151	163	290	305
Lease operating expense	98	114	204	177
Transportation and processing expense	20	27	39	51
Insurance expense	9	7	17	18
Workover expense	(1)	16	14	111
Management fees to affiliate	173	173	346	346
Other segment items	10	(23)	20	(46)
Net income	$170	$484	$412	$815

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

Market Conditions

Although briefly spiking in June 2025 related to the war between Israel and Iran, oil prices continued to soften throughout the first half of 2025. The movement in oil prices reflected the rolling back of production cuts by OPEC Plus and continued uncertainty about the near-term impact of the Trump Administration’s trade policies. The markets have been extremely volatile with the prospect that tariffs will remain a cornerstone of President Trump’s economic and foreign policy for the remainder of his term. While oil prices are generally correlated to global economic activity, geopolitics is also a huge factor for the crude market, and the Trump Administration is taking an increasingly hawkish stance towards key crude exporters, such as Venezuela, Russia and Iran. The impact of these issues on global financial and commodity market oil and natural gas prices and their corresponding effect on the Fund remains uncertain.

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

The Fund anticipates price cyclicality in its planning and believes it is well-positioned to withstand price volatility. The Fund will continue to closely manage and coordinate its capital spending estimates within its expected cash flows to provide for future development costs of its producing projects, as budgeted. See “Results of Operations” under this Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report for more information on the average oil and natural gas prices received by the Fund during the three and six months ended June 30, 2025 and 2024 and the effect of such average prices on the Fund’s results of operations.

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

		Total Spent	Total
	Working	through	Fund
Project	Interest	June 30, 2025	Budget	Status
		(in thousands)
Diller Project	0.88%	$3,776	$4,289	The Diller Project includes the development of two wells. Well #1 and Well #2 commenced production in 2015 and 2019, respectively. Well #1 is currently producing. Well #2 was permanently shut-in during 2023 and did not resume production. The Fund expects to spend $0.5 million for asset retirement obligations.
Marmalard Project	0.84%	$7,086	$9,229	The Marmalard Project is expected to include the development of five wells. Four wells commenced production in 2015. Well #2 is currently shut-in due to a mechanical issue. A workover has been approved to restore production from this well that is expected to begin in September 2025. Well #5, which commenced production in early January 2024, is currently shut-in due to a downhole mechanical failure. A sidetrack operation began in March 2025, and production is expected to resume in September 2025. The Fund expects to spend $1.0 million for additional development costs and $1.1 million for asset retirement obligations.

Results of Operations

The following table summarizes the Fund’s results of operations during the three and six months ended June 30, 2025 and 2024, and should be read in conjunction with the Fund’s financial statements and notes thereto included within Item 1. “Financial Statements” in Part I of this Quarterly Report.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue
Oil and gas revenue	$630	$961	$1,342	$1,777
Expenses
Depletion and amortization	151	163	290	305
Operating expenses	142	173	307	374
Management fees to affiliate	173	173	346	346
General and administrative expenses	47	42	98	83
Total expenses	513	551	1,041	1,108
Income from operations	117	410	301	669
Other income
Dividend income	5	4	10	8
Interest income	48	70	101	138
Total other income	53	74	111	146
Net income	$170	$484	$412	$815

Overview. The following table provides information related to the Fund’s oil and natural gas production and oil and gas revenue during the three and six months ended June 30, 2025 and 2024. Natural gas liquid sales are included within gas sales.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Number of wells producing	4	4	4	6
Total number of production days	364	364	719	755
Oil sales (in thousands of barrels)	9	11	18	21
Average oil price per barrel	$64	$81	$69	$79
Gas sales (in thousands of mcfs)	16	24	34	46
Average gas price per mcf	$3.37	$2.99	$3.84	$2.92

The decreases noted in the table above primarily related to the Marmalard Project. One well in the Marmalard Project was shut-in due to mechanical issues and a workover has been approved to restore production from this well that is expected to begin in September 2025. A second Marmalard well is currently undergoing a sidetrack operation, which is expected to be completed in September 2025. See additional discussion in the “Business Update” section above.

Oil and Gas Revenue. Oil and gas revenue during the three months ended June 30, 2025 was $0.6 million, a decrease of $0.3 million from the three months ended June 30, 2024. The decrease was primarily attributable to decreased sales volume totaling $0.2 million coupled with decreased oil prices totaling $0.2 million.

Oil and gas revenue during the six months ended June 30, 2025 was $1.3 million, a decrease of $0.4 million from the six months ended June 30, 2024. The decrease was primarily attributable to decreased sales volume totaling $0.3 million coupled with decreased oil prices totaling $0.2 million.

See “Overview” above for factors that impact the oil and gas revenue volume and rate variances.

Depletion and Amortization. Depletion and amortization during the three months ended June 30, 2025 was $0.2 million. Depletion and amortization was relatively consistent during the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

Depletion and amortization during the six months ended June 30, 2025 was $0.3 million, a decrease of $15 thousand from the six months ended June 30, 2024. The decrease was attributable to a decrease in production volumes totaling $53 thousand, partially offset by an increase in the average depletion rate totaling $38 thousand. The increase in the average depletion rate was primarily attributable to the changes in reserves estimates provided annually by the Fund’s independent petroleum engineers.

See “Overview” above for certain factors that impact the depletion and amortization volume and rate variances.

Operating Expenses. Operating expenses represent costs specifically identifiable or allocable to the Fund’s wells, as detailed in the following table.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
	(in thousands)
Lease operating expense	$98	$114	$204	$177
Transportation and processing expense	20	27	39	51
Accretion expense	16	9	33	17
Insurance expense	9	7	17	18
Workover expense	(1)	16	14	111
	$142	$173	$307	$374

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

Production costs, which include lease operating expense, transportation and processing expense and insurance expense, were $0.1 million ($10.77 per barrel of oil equivalent or “BOE”) and $0.3 million ($11.07 per BOE) during the three and six months ended June 30, 2025, respectively, compared to $0.1 million ($9.96 per BOE) and $0.2 million ($8.65 per BOE) during the three and six months ended June 30, 2024, respectively.

Production costs were relatively consistent during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024. The increases in production costs per BOE during the three and six months ended June 30, 2025 compared to the three and six months ended June 30, 2024 were primarily attributable to the Diller Project, which had higher production costs per BOE during the three and six months ended June 30, 2025 due to increased chemical costs incurred to remediate and prevent hydrates.

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

Capital Resources and Liquidity

Operating Cash Flows

Cash flows provided by operating activities during the six months ended June 30, 2025 were $0.8 million, primarily related to revenue received of $1.4 million and interest income received of $0.1 million, partially offset by management fees of $0.3 million, operating expenses of $0.3 million and general and administrative expenses of $0.1 million.

Cash flows provided by operating activities during the six months ended June 30, 2024 were $1.1 million, primarily related to revenue received of $1.8 million and interest income received of $0.1 million, partially offset by operating expenses of $0.4 million, management fees of $0.3 million and general and administrative expenses of $0.1 million.

Investing Cash Flows

Cash flows used in investing activities during the six months ended June 30, 2025 were $0.5 million, related to capital expenditures for oil and gas properties of $0.9 million, inclusive of advances, and investments in salvage fund of $0.1 million, partially offset by proceeds from insurance recovery of $0.5 million.

Cash flows used in investing activities during the six months ended June 30, 2024 were $23 thousand, related to investments in salvage fund of $41 thousand, partially offset by credits for oil and gas properties of $18 thousand.

Financing Cash Flows

Cash flows used in financing activities during the six months ended June 30, 2025 were $0.6 million, related to manager and shareholder distributions.

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

As of June 30, 2025, the Fund’s estimated capital commitments related to its oil and gas properties were $2.9 million (which include asset retirement obligations for the Fund’s projects of $1.8 million), of which $0.2 million is expected to be spent during the next twelve months.  Future results of operations and cash flows are dependent on the revenues from production and sale of oil and gas from the Fund’s producing projects. In addition, cash flow from operations may be impacted by fluctuations in oil and natural gas commodity prices. Based upon its current cash position, salvage fund and its current reserves estimates, the Fund expects cash flow from operations to be sufficient to cover its commitments and ongoing operations. Reserves estimates are projections based on engineering data that cannot be measured with precision, require substantial judgment, and are subject to frequent revision.

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

Contractual Obligations

The Fund enters into participation and joint operating agreements with operators. On behalf of the Fund, an operator enters into various contractual commitments pertaining to exploration, development and production activities. The Fund does not negotiate such contracts. No contractual obligations exist as of June 30, 2025 and December 31, 2024, other than those discussed in “Capital Expenditures” above.

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

In accordance with Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, including its President and Partner and Chief Financial Officer, evaluated the effectiveness of the Fund’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the President and Partner and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of June 30, 2025.

There has been no change in the Fund’s internal control over financial reporting that occurred during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

RIDGEWOOD ENERGY X FUND, LLC

Dated:	August 7, 2025	By:	/s/	NILOY SHAH
			Name:	Niloy Shah
			Title:	President and Partner
(Principal Executive Officer)

Dated:	August 7, 2025	By:	/s/	KATHLEEN P. MCSHERRY
			Name:	Kathleen P. McSherry
			Title:	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)

